Form 10-Q
period 1993-12-31
SMITH CORONA CORP
filed 1994-02-11
CIK 851292

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1993

                                or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 1-10281

                    Smith Corona Corporation
       (Exact name of registrant as specified in its charter)

            Delaware                              51-0286862
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

      65 Locust Avenue, New Canaan, Connecticut     06840
     (Address of principal executive offices)     (Zip Code)

                            (203) 972-1471
     (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes   X      No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
          Class                              February 7, 1994

Common Stock, par value $.01                    30,250,000
per share
                    SMITH CORONA CORPORATION

                             INDEX


                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - December 31, 1993
          and June 30, 1993                                     1

          Consolidated Income Statements - For the three
          and six months ended December 31, 1993 and 1992       2

          Consolidated Statements of Cash Flows - For the
          six months ended December 31, 1993 and 1992           3

          Consolidated Statement of Changes in Stockholders'
          Equity - For the six months ended December 31, 1993   4

          Notes to Consolidated Financial Statements          5-6


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                  7-8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     8

Item 4.   Submission of Matters to a Vote of Security Holders 8-9

Item 6.   Exhibits and Reports on Form 8-K                      9


Signatures                                                     10

                         SMITH CORONA CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)

                                          December 31,  June 30,
                                             1993         1993
                                         (unaudited)   (audited)
ASSETS
  Current assets:
    Cash and cash equivalents               $  7,430    $ 13,800
    Accounts receivable (net of allowance
      for doubtful accounts of $1,962 and
      $1,661, respectively)                   59,988      38,902
    Inventories                               64,521      84,051
    Prepaid expenses and other current assets  3,128       2,223
    Deferred income taxes                     11,803      12,688
                                             -------     -------
    Total current assets                     146,870     151,664

  Property, plant and equipment, net          40,768      38,885
  Deferred income taxes                        3,739       4,714
  Other assets                                 3,035       2,642
                                            --------    --------
    TOTAL                                   $194,412    $197,905
                                            ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                          $ 26,624    $ 29,048
    Accrued liabilities                       29,729      31,278
    Income taxes payable                       4,481       4,541
    Dividends payable                          1,512       1,512
                                             -------     -------
    Total current liabilities                 62,346      66,379

  Bank loans                                  16,000      18,669
  Postretirement benefits                     13,005      12,703
  Pension liability                           21,289      21,039
  Other long-term liabilities                  2,581       2,470
                                             -------     -------
    Total liabilities                        115,221     121,260
                                             -------     -------
  Stockholders' Equity:
  Common stock-30,250,000 shares issued
     and outstanding                             303         303
  Additional paid-in capital                  44,697      44,697
  Retained earnings                           34,191      31,645
                                            --------    --------
    Total stockholders' equity                79,191      76,645
                                            --------    --------
    TOTAL                                   $194,412    $197,905
                                            ========    ========
See accompanying notes to consolidated financial statements.
                         SMITH CORONA CORPORATION
                      CONSOLIDATED INCOME STATEMENTS
                 ($ in thousands, except per share amounts)


                           Three Months Ended   Six Months Ended
                             December 31,         December 31,
                           ------------------   ----------------
                              (unaudited)          (unaudited)
                             1993      1992      1993     1992
                           -------   -------  -------- --------

Net sales                 $ 93,599  $ 86,718  $187,361 $167,951
Cost of goods sold          75,846    63,673   148,686  126,186
                           -------   -------   -------  -------
  Gross margin              17,753    23,045    38,675   41,765
Selling, administrative
  and research expenses     15,245    17,328    29,868   34,020
Restructuring costs              -       460         -    9,460
                           -------   -------   -------  -------

Operating income (loss)      2,508     5,257     8,807   (1,715)
Interest expense               173       118       366      212
                           -------   -------   -------  -------

Income (loss) before income
  taxes and cumulative effects
  of accounting changes      2,335     5,139     8,441   (1,927)
Income taxes (benefit)         791     1,092     2,870     (866)
                           -------   -------   -------  -------
Income (loss) before
  cumulative effects of
  accounting changes         1,544     4,047     5,571   (1,061)
Cumulative effects of
  accounting changes             -         -         -       10
                           -------   -------   -------  -------
Net income (loss)          $ 1,544   $ 4,047   $ 5,571  $(1,051)
                           =======   =======   =======  =======
Earnings per share-
Income (loss) before
   cumulative effects
  of accounting changes       $.05      $.13      $.18    $(.04)

Cumulative effects of
  accounting changes             -         -         -        -
                              ----      ----      ----     ----

Net income (loss) per share   $.05      $.13      $.18    $(.04)
                              ====      ====     =====     =====

See accompanying notes to consolidated financial statements.
                   SMITH CORONA CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)

                                                Six Months Ended
                                                   December 31,
                                                ----------------
                                                   (unaudited)
                                                  1993     1992
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ 5,571  $(1,051)

  Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
      Depreciation and amortization               3,224    3,755
      Other noncash items                             5      143
      Changes in assets and liabilities:
          Accounts receivable                   (21,086)     656
          Inventories                            19,530   (1,946)
          Prepaid expenses and
            other current assets                   (905)  (2,423)
          Other assets                             (511)   1,846
          Deferred income taxes                   1,860   (1,971)
          Trade payables                         (2,424)  (7,017)
          Accrued liabilities                    (1,609)   6,351
          Postretirement and pension                552   (4,063)
          Other long-term liabilities               111    4,457
                                                 ------   ------
  Net cash provided by (used in) operating
    activities                                    4,318   (1,263)
                                                 ------   ------
  CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                           (4,994)  (3,542)
                                                 ------   ------
  CASH FLOWS USED IN FINANCING ACTIVITIES:
  Bank loans (repayments)                        (2,669)     601
  Dividends paid                                 (3,025)  (3,025)
                                                 ------   ------
  Net cash used in financing activities          (5,694)  (2,424)
                                                 ------   ------
  Decrease in cash and cash equivalents          (6,370)  (7,229)

  Cash and cash equivalents
    at beginning of period                       13,800   12,341
                                                 ------   ------
  Cash and cash equivalents
    at end of period                             $7,430   $5,112
                                                 ======   ======

See accompanying notes to consolidated financial statements.
                      SMITH CORONA CORPORATION
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the Six Months Ended December 31, 1993
                          ($ in thousands)

                           Common   Paid-In   Retained
                            Stock   Capital   Earnings     Total
                           ------   -------   --------   -------

Balance June 30, 1993        $303   $44,697    $31,645   $76,645

Net income                      -         -      5,571     5,571

Dividends declared              -         -     (3,025)   (3,025)
                             ----   -------   --------   -------
Balance December 31, 1993    $303   $44,697    $34,191   $79,191
                             ====   =======    =======   =======































See accompanying notes to consolidated financial statements.
                  SMITH CORONA CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim consolidated financial statements, although not necessarily indicative of results of operations for the entire fiscal year, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods covered. They have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended
June 30, 1993, as contained in the Smith Corona Corporation (the "Company") Annual Report to Stockholders and Form 10-K.


NOTE 2 - CONTINGENCIES

     Certain past practices of the Company regarding hazardous substances and/or hazardous wastes are the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities. Management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse impact on the Company. The Company is involved in proceedings with the New York Department of Environmental Conservation and the United States Environmental Protection Agency regarding the clean-up of a now-closed manufacturing facility and certain waste disposal sites in upstate New York. The remedial investigation of the now-closed manufacturing facility site has been completed. The feasibility study report has been approved by the New York Department of Environmental Conservation and the Record of Decision has been finalized. On March 31, 1993, the Company executed a final signed consent order from the Department of Environmental Conservation and remedial actions have commenced. Adequate provision for such remedial costs has been made by the Company.

     In June 1992, the Company was served with a summons and complaint in a private contribution action. The action, which lists the Company as a defendant with fourteen other defendants, seeks contribution for response costs incurred to date, and to be incurred in the future, for the remediation of a site in Cortland, New York. Management does not believe it disposed of any hazardous substances at this site and is vigorously contesting this matter.

     On April 18, 1991, an antidumping proceeding was commenced against the Company at the Department of Commerce (Commerce) and before the International Trade Commission, concerning portable electric typewriters imported from Singapore. Subsequently, on June 22, 1993, the Company and Commerce signed a suspension agreement, suspending the antidumping investigation and calling for the Company to monitor its international prices. On February 4, 1994, all of the parties signed a settlement agreement covering the antidumping investigation and related litigation. Under the terms of the agreement, the petitioner will withdraw its petition against the Company's Singapore imports and the Company will seek revocation of various antidumping duty orders against typewriters and word processors from Japan. Pursuant to the agreement, the antidumping proceedings will be terminated shortly.

     The Company is also defendant or plaintiff in various other legal actions which have arisen in the ordinary course of its business. It is the opinion of management, based on advice of counsel with respect to legal matters, that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position.


NOTE 3 - INVENTORIES

     A summary of inventories, by major classification, is as follows:

                                  December 31,      June 30,
                                      1993            1993
                                   -------          -------
                                       ($ in thousands)

Raw materials and supplies         $ 5,424          $ 5,668
Work-in-process                     22,058           21,215
Finished goods                      38,033           58,312
                                   -------          -------
     Total                          65,515           85,195

Lifo reserve                          (994)          (1,144)
                                   -------          -------
     Total                         $64,521          $84,051
                                   =======          =======

NOTE 4 - DIVIDENDS

     On November 16, 1993 the Board of Directors declared a quarterly cash dividend of $.05 per share of common stock payable on January 6, 1994 to stockholders of record as of December 20, 1993. The dividend for the second quarter of fiscal 1993 was $.05 per share of common stock.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

                       Results of Operations


     Net sales for the second quarter, which ended December 31, 1993, were $93.6 million, an increase of 8.0% over $86.7 million for the same quarter last year. Net sales for the six months ended December 31, 1993 were $187.4 million, an 11.6% increase over net sales of $168.0 million for the same period last year. Unit shipments of typewriters and personal word processors increased over last year in both the domestic and international markets. Internationally, unit shipments during fiscal 1993 were slowed by the change to direct distribution. Net sales of the office supplies businesses increased for the quarter and six month periods as a result of improved volume and price.

     Gross margin, as a percentage of net sales, was 19.0% and 20.6% for the three and six months ended December 31, 1993, respectively, as compared to 26.6% and 24.9% for the comparable periods last year. These decreases in gross margin were primarily the result of lower selling prices and product mix for personal word processors and typewriters as well as unfavorable foreign currency exchange comparisons. Included in the six months ended December 31, 1993 gross margin is a benefit of $1.8 million pre-tax, representing the final payment from Pelikan, Inc. in a patent infringement case.

     In July 1992, Smith Corona Corporation (the "Company") announced a plan to phase out the Company's manufacturing operations in Cortland, New York and move them to a new facility in Mexico. The Company provided $9.0 million in restructuring costs in the first quarter of fiscal 1993 and $.5 million in the second quarter of fiscal 1993. The Company is on schedule to complete the move by the end of March 1994. This action should result in substantially lower manufacturing costs in future years.

     Selling, general and administrative expenses for the three and six months ended December 31, 1993 decreased $2.1 million and $4.2 million, respectively, over the comparable prior periods. These decreases were primarily the result of reduced expenses for certain advertising programs.

     The Company's effective tax rate was 34.0% for the three and six months ended December 31, 1993 as compared to 21.2% and 44.9% for the comparable periods a year ago. The change in the effective tax rate relates principally to the projected mix in domestic and foreign source income combined with the expiring tax holiday in Singapore.
                    Financial Condition

     During the six months ended December 31, 1993, the Company's operating activities provided $4.3 million of cash compared with $1.3 million cash used in the same period a year ago. Accounts receivable increased $21.1 million from June 30, 1993 which was primarily related to increased sales levels. Inventories decreased $19.5 million from June 30, 1993 as a result of the Company's focus on reduction of inventory levels.

     Capital expenditures for the six months ended December 31, 1993 were $5.0 million compared with $3.5 million for the comparable period last year.

     The Company's borrowing resources at December 31, 1993 were comprised of a revolving credit facility with two banks, which provides availability of $32 million expiring in three years. The Company also has an uncommitted line of credit arrangement for $20 million. The December 31, 1993 bank loans represent the outstanding amounts under the revolving credit facility.


PART II - Other Information

Item 1.   Legal Proceedings.

          Information required by this item is incorporated by reference from "Note 2 - Contingencies" in the Notes to Consolidated Financial Statements appearing on page 5 of this Form 10-Q Quarterly Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

          At the Annual Meeting of Stockholders of the Company held on November 16, 1993, the following individuals were elected directors of the Company:

                              Total Votes         Total Votes
            Directors             For               Withheld
            ---------         -----------         -----------
            G.L. Thompson     28,804,122              474,336
            W.D. Henderson    28,785,122              493,336
            D.H. Clarke       28,843,749              434,709
            T.C. DeFazio      28,814,839              463,619
            G.H. Hempstead    28,569,970              708,488
            J.G. Raos         28,848,104              430,354
            C.C. Sergeant     28,829,711              448,747
            R. Van Buren      28,854,442              424,016
            R.R. West         28,856,647              421,784
            R.J. Kammerer     28,846,279              432,179

          At the same meeting, the appointment of Deloitte & Touche as independent certified public accountants for the Company for the fiscal year ending June 30, 1994 was ratified by a vote of 29,083,701 for, 89,834 against, and 104,923 abstaining.

          The Amendment to the Smith Corona Corporation 1990
          Stock Option Plan was also approved by a vote of 26,086,369 for, 2,479,246 against, and 712,843 abstaining.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.12  Smith Corona Corporation 1990 Stock
                      Option Plan, adopted effective as of
                      December 1, 1989, amended through
                      November 16, 1993.

          (b)  Reports on Form 8-K

               None.
                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SMITH CORONA CORPORATION




February 11, 1994             By: /s/  Thomas C. DeFazio
                                  ----------------------
                                  Thomas C. DeFazio
                                  Executive Vice President and
                                  Chief Financial Officer


                              By: /s/  John A. Piontkowski
                                  ------------------------
                                  John A. Piontkowski
                                  Vice President & Controller
                                  (Principal Accounting Officer)


                        EXHIBIT INDEX


Exhibit

10.12  Smith Corona Corporation 1990 Stock
       Option Plan, adopted effective as of
       December 1, 1989, amended through
       November 16, 1993.