Form 10-Q
period 1994-03-31
SMITH CORONA CORP
filed 1994-05-10
CIK 851292

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1994

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



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
          Class                              May 9, 1994

Common Stock, par value $.01                    30,250,000
per share

                    SMITH CORONA CORPORATION

                             INDEX


                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1994
          and June 30, 1993                                     1

          Consolidated Income Statements - For the three and
          nine months ended March 31, 1994 and 1993             2

          Consolidated Statements of Cash Flows - For the
          nine months ended March 31, 1994 and 1993             3

          Consolidated Statement of Changes in Stockholders'
          Equity - For the nine months ended March 31, 1994     4

          Notes to Consolidated Financial Statements          5-6


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                  7-8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     8

Item 6.   Exhibits and Reports on Form 8-K                      8


Signatures                                                      9

                         SMITH CORONA CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)

                                          March 31,     June 30,
                                             1994         1993
                                         (unaudited)   (audited)
ASSETS
  Current assets:
    Cash and cash equivalents               $  4,773    $ 13,800
    Accounts receivable (net of allowance
      for doubtful accounts of $2,081 and
      $1,661, respectively)                   58,373      38,902
    Inventories                               67,902      84,051
    Prepaid expenses and other current assets  3,466       2,223
    Deferred income taxes                     10,450      12,688
                                             -------     -------
    Total current assets                     144,964     151,664

  Property, plant and equipment, net          42,200      38,885
  Deferred income taxes                        5,810       4,714
  Other assets                                 3,267       2,642
                                            --------    --------
    TOTAL                                   $196,241    $197,905
                                            ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                          $ 34,079    $ 29,048
    Accrued liabilities                       26,104      31,278
    Income taxes payable                       5,735       4,541
    Dividends payable                          1,513       1,512
                                             -------     -------
    Total current liabilities                 67,431      66,379

  Bank loans                                  13,000      18,669
  Postretirement benefits                     13,033      12,703
  Pension liability                           21,089      21,039
  Other long-term liabilities                  2,623       2,470
                                             -------     -------
    Total liabilities                        117,176     121,260
                                             -------     -------
  Stockholders' Equity:
  Common stock-30,250,000 shares issued
     and outstanding                             303         303
  Additional paid-in capital                  44,697      44,697
  Retained earnings                           34,065      31,645
                                            --------    --------
    Total stockholders' equity                79,065      76,645
                                            --------    --------
    TOTAL                                   $196,241    $197,905
                                            ========    ========
See accompanying notes to consolidated financial statements.

                         SMITH CORONA CORPORATION
                      CONSOLIDATED INCOME STATEMENTS
                 ($ in thousands, except per share amounts)


                           Three Months Ended   Nine months ended
                                March 31,            March 31,
                           ------------------   ----------------
                              (unaudited)          (unaudited)
                             1994      1993       1994    1993
                           -------   -------    -------  -------

Net sales                 $ 81,256  $ 76,846  $268,617 $244,797
Cost of goods sold          64,497    59,691   213,183  185,877
                           -------   -------   -------  -------
  Gross margin              16,759    17,155    55,434   58,920
Selling, administrative
  and research expenses     14,526    15,018    44,394   49,038
Restructuring costs              -       830         -   10,290
                           -------   -------   -------  -------

Operating income (loss)      2,233     1,307    11,040     (408)
Interest expense               131       106       497      318
                           -------   -------   -------  -------

Income (loss) before income
  taxes and cumulative effects
  of accounting changes      2,102     1,201    10,543     (726)
Income taxes (benefit)         715       412     3,585     (454)
                           -------   -------   -------  -------
Income (loss) before
  cumulative effects of
  accounting changes         1,387       789     6,958     (272)
Cumulative effects of
  accounting changes             -         -         -       10
                           -------   -------   -------  -------
Net income (loss)          $ 1,387   $   789   $ 6,958  $  (262)
                           =======   =======   =======  =======
Earnings per share-
Income (loss) before
   cumulative effects
  of accounting changes       $.05      $.03      $.23    $(.01)

Cumulative effects of
  accounting changes             -         -         -        -
                              ----      ----      ----     ----

Net income (loss) per share   $.05      $.03      $.23    $(.01)
                              ====      ====     =====     =====

See accompanying notes to consolidated financial statements.

                  SMITH CORONA CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)

                                                Nine months ended
                                                     March 31,
                                                ----------------
                                                   (unaudited)
                                                  1994    1993
                                                -------  -------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ 6,958  $  (262)

  Adjustments to reconcile net
    income (loss) to cash provided
    by (used in) operating activities:
      Depreciation and amortization               4,779    5,689
      Other noncash items                            42      194
      Changes in assets and liabilities:
          Accounts receivable                   (19,471)   6,129
          Inventories                            16,149   (5,004)
          Prepaid expenses and
            other current assets                 (1,243)     301
          Other assets                             (800)   1,464
          Deferred income taxes                   1,142   (1,971)
          Trade payables                          5,031   (9,398)
          Accrued and other current liabilities  (3,979)   7,196
          Postretirement benefits and pensions      380   (3,392)
          Other long-term liabilities               153    4,063
                                                 ------   ------
  Net cash provided by operating activities       9,141    5,009
                                                 ------   ------
  CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                           (7,961)  (4,678)
                                                 ------   ------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank loans (repayments)                        (5,669)   5,101
  Dividends paid                                 (4,538)  (4,538)
                                                 ------   ------
  Net cash provided by (used in) financing
    activities                                  (10,207)     563
                                                 ------   ------
  Increase (decrease) in cash and cash
    equivalents                                  (9,027)     894

  Cash and cash equivalents
    at beginning of period                       13,800   12,341
                                                 ------   ------
  Cash and cash equivalents
    at end of period                             $4,773  $13,235
                                                 ======   ======
See accompanying notes to consolidated financial statements.

                         SMITH CORONA CORPORATION
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the Nine months ended March 31, 1994
                          ($ in thousands)

                           Common   Paid-In   Retained
                            Stock   Capital   Earnings    Total
                           ------   -------   --------   -------

Balance June 30, 1993        $303   $44,697    $31,645   $76,645

Net income                      -         -      6,958     6,958

Dividends declared              -         -     (4,538)   (4,538)
                             ----   -------   --------   -------
Balance March 31, 1994       $303   $44,697    $34,065   $79,065
                             ====   =======    =======   =======































See accompanying notes to consolidated financial statements.

                  SMITH CORONA CORPORATION
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)



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

     On April 18, 1991, an antidumping proceeding was commenced against the Company at the Department of Commerce (Commerce) and before the International Trade Commission, concerning portable electric typewriters imported from Singapore. Subsequently, on June 22, 1993, the Company and Commerce signed a suspension agreement, suspending the antidumping investigation and calling for the Company to monitor its international prices. On February 4, 1994, all of the parties signed a settlement agreement covering the antidumping investigation and related litigation. Under the terms of the agreement, the petitioner will withdraw its petition against the Company's Singapore imports and the Company will seek revocation of various antidumping duty orders against typewriters and word processors from Japan. Pursuant to the agreement, the antidumping proceedings have been terminated.

     The Company is also defendant or plaintiff in various other legal actions which have arisen in the ordinary course of its business. It is the opinion of management, based on advice of counsel with respect to legal matters, that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position.


NOTE 3 - INVENTORIES

     A summary of inventories, by major classification, is as follows:

                                   March 31,        June 30,
                                     1994             1993
                                   -------          -------
                                       ($ in thousands)

Raw materials and supplies         $ 4,291          $ 5,668
Work-in-process                     25,508           21,215
Finished goods                      38,945           58,312
                                   -------          -------
     Total                          68,744           85,195

Lifo reserve                          (842)          (1,144)
                                   -------          -------
     Total                         $67,902          $84,051
                                   =======          =======

NOTE 4 - DIVIDENDS

     On February 7, 1994 the Board of Directors declared a quarterly cash dividend of $.05 per share of common stock payable on April 6, 1994 to stockholders of record as of March 22, 1994.
The dividend for the third quarter of fiscal 1993 was $.05 per share of common stock.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

                       Results of Operations


     Net sales for the third quarter, which ended March 31, 1994, were $81.2 million, an increase of 5.7% over $76.8 million for the same quarter last year. Net sales for the nine months ended March 31, 1994 were $268.6 million, a 9.7% increase over net sales of $244.8 million for the same period last year. Unit shipments of typewriters and personal word processors increased over last year in both the domestic and international markets. Internationally, sales and unit shipments increased substantially due to increased penetration in Europe and gradually improving economic conditions in certain markets. Net sales of the office supplies businesses increased for the quarter and nine month periods. The increase for the nine month period is a result of higher unit volume and more stable pricing.

     Gross margin, as a percentage of net sales, was 20.6% for the three and nine months ended March 31, 1994, as compared to 22.3% and 24.1%, respectively, for the comparable periods last year. These decreases in gross margin were primarily the result of lower selling prices for personal word processors and typewriters. Included in gross margin for the nine months ended March 31, 1994 is a benefit of $1.8 million pre-tax, representing the final payment from Pelikan, Inc. in a patent infringement case.

     In July 1992, Smith Corona Corporation (the "Company") announced a plan to phase out the Company's manufacturing operations in Cortland, New York and move them to a new facility in Mexico. The Company provided $9.5 million in restructuring costs in the first six months of fiscal 1993 and $.8 million in the third quarter of fiscal 1993. The Company essentially completed the move by the end of March 1994. This action should result in substantially lower manufacturing costs in future years.

     Selling, general and administrative expenses for the three and nine months ended March 31, 1994 decreased $.5 million and $4.6 million, respectively, over the comparable prior periods. The decrease for the nine month period was primarily the result of reduced expenses for certain advertising programs.

     The Company's effective tax rate was 34.0% for the three and nine months ended March 31, 1994 as compared to 34.3% and 62.5% for the comparable periods a year ago. The change in the effective tax rate relates principally to the projected mix of domestic and foreign source income.

                    Financial Condition

     During the nine months ended March 31, 1994, the Company's operating activities provided $9.1 million of cash compared with $5.0 million in the same period a year ago. Accounts receivable increased $19.5 million from June 30, 1993 which was primarily related to increased sales levels. Inventories decreased $16.1 million from June 30, 1993 as a result of the Company's focus on reduction of inventory levels. The increase in accounts payable of $5.0 million is due primarily to timing of purchasing activity. The decrease in accrued liabilities of $5.2 million from June 30, 1993 is primarily due to the move of manufacturing operations to Mexico.

     Capital expenditures for the nine months ended March 31, 1994 were $8.0 million compared with $4.7 million for the comparable period last year. The increase in spending is due to the move of manufacturing operations to Mexico.

     The Company's borrowing resources at March 31, 1994 were comprised of a revolving credit facility with two banks, which provides availability of $32 million expiring on June 25, 1996. The Company also has an uncommitted line of credit arrangement for $20 million. The March 31, 1994 bank loans represent the outstanding amounts under the revolving credit facility.


PART II - Other Information

Item 1.   Legal Proceedings.

          Information required by this item is incorporated by reference from "Note 2 - Contingencies" in the Notes to Consolidated Financial Statements appearing on page 5 of this Form 10-Q Quarterly Report.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               None.


                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SMITH CORONA CORPORATION




May 10, 1994                  By: /s/  Thomas C. DeFazio
                                  ----------------------
                                  Thomas C. DeFazio
                                  Executive Vice President and
                                  Chief Financial Officer


                              By: /s/  John A. Piontkowski
                                  ------------------------
                                  John A. Piontkowski
                                  Vice President & Controller
                                  (Principal Accounting Officer)