Form 10-K
period 1994-06-30
SMITH CORONA CORP
filed 1994-10-06
CIK 851292

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended June 30, 1994

                                        OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File No. 1-10281

                             SMITH CORONA CORPORATION
              (Exact name of registrant as specified in its charter)

Delaware                                                       51-0286862
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

                 65 Locust Avenue, New Canaan, Connecticut  06840
                (Address of principal executive offices)(Zip Code)
                                  (203) 972-1471
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
Common Stock, $.01 par value                      New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of August 26, 1994: $68,130,558.

     Number of shares of Common Stock outstanding as of August 26, 1994:
30,250,000 shares.
                        Documents Incorporated by Reference
     Document                                           Part of Form 10-K
     Portions of the Annual Report to Security Holders
       for Fiscal Year Ended June 30, 1994                Part I, II & IV
     Portions of the Proxy Statement relating to
       registrant's 1994 Annual Meeting of Stockholders,
       to be filed with the Commission within 120 days
       after the close of the registrant's fiscal year           Part III

                             TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
          The Company. . . . . . . . . . . . . . . . . . . . . . . . . . .1
          Products . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
          Marketing, Sales and Distribution. . . . . . . . . . . . . . . .2
          Service. . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
          Seasonality. . . . . . . . . . . . . . . . . . . . . . . . . . .3
          Foreign Operations . . . . . . . . . . . . . . . . . . . . . . .3
          Competition. . . . . . . . . . . . . . . . . . . . . . . . . . .4
          Patents, Trademarks and Licenses . . . . . . . . . . . . . . . .5
          Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . .5
          Research and Development . . . . . . . . . . . . . . . . . . . .5
          Raw Materials. . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .7

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .9

Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . .9

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . 11

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . 12

Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition . . . . . . . . . . . . . . 12

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . 12

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . . 12

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 10.  Directors and Executive Officers of the Registrant . . . . . . 12

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . 12

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 13.  Certain Relationships and Related Transactions . . . . . . . . 13

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Index to Consolidated Financial Statements and Financial
Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . 19


                                  PART I

Item 1.   Business
                                The Company
General

Smith Corona Corporation (the "Company") designs, manufactures and sells portable and compact electronic typewriters, personal word processors, printers and related accessories and supplies. These products are generally used in the home, at school and in small offices. The Company also manufactures and sells customized printed products.

The Company was incorporated in 1985 in the State of Delaware. Prior to 1986, the businesses of the Company were operated by SCM Corporation ("SCM") which was acquired by Hanson PLC ("Hanson") in March 1986. At the time it was acquired, SCM consisted of a number of businesses, including the current businesses of the Company and businesses in the chemical, paper and food industries. Although Hanson owned the businesses of the Company through various subsidiaries, the typewriter and personal word processor operations were managed as an integrated business. On August 3, 1989, the Company completed a registered public offering of 14,750,000 shares of common stock, par value $.01 per share (the "Common Stock"), in the United States and abroad (the "Offerings"). In connection with the Offerings, Hanson initiated a series of transactions to combine the electronic typewriter, personal word processor and office supplies business under a single parent entity being the Company (the "Reorganization").

History of the Business

The Company's typewriter and personal word processor business traces its origins back to the 1880's with the development of office typewriters. The Company introduced the world's first portable electric typewriter in 1957 and, for the next decade, the Company had the only portable electric typewriter available in the marketplace. In 1973, the Company introduced its revolutionary cartridge ribbon system, which is still used today. Beginning in 1979, the Company moved into electronics with major research and development efforts and, in 1981, introduced its first electronic product to the marketplace.

During the early 1980's, as the market shifted to electronic typewriters, Japanese manufacturers became a significant factor in the world marketplace. In order to compete effectively, between 1984 and 1986 the Company developed and implemented a major business restructuring of its typewriter operations which resulted in substantially reduced manufacturing costs, a streamlined product line, a 50% reduction in worldwide employment and the consolidation of certain of its United States operations.

In 1985, the Company developed and introduced the industry's first personal word processors, and, in 1989, the Company introduced the industry's first laptop personal word processor.

On July 5, 1994 the Company sold substantially all the assets and liabilities of SCM Office Supplies, Inc., its wholly-owned subsidiary. The results of operations, provision for loss on sale and net assets and liabilities related to SCM Office Supplies, Inc. are presented as discontinued operations in the 1994 financial statements incorporated herein by reference. As a result, the Company currently consists of one business segment, typewriters and word processors.

                                 Products

The Company designs, manufactures and sells, domestically and internationally, portable and compact electronic typewriters, personal word processors and related accessories and supplies for use in the home, at school and in small offices. These products are developed with focus on meeting the major desires of purchasers: ease of use, incorporation of monitors or displays, full array of word processing features including dictionary spell checkers and grammar features. The Company's installed base of typewriters and personal word processors results in a substantial accessories and supplies business.

The Company also manufactures and sells customized printed products. During the fiscal year, the Company began selling various other products for use in the home, at school and in small offices. These items include facsimile machines, laminators, calculators, home office furniture, product labelers and envelope printers.

The only products or classes of similar products that accounted for 10% or more of net sales of the Company in any of the Company's last three fiscal years were (i) portable and compact electronic typewriters, which accounted for 37.3%, 38.5% and 53.6% of net sales in the fiscal years ended June 30, 1994, 1993 and 1992 respectively, and (ii) personal word processors, which accounted for 34.0%, 32.4% and 21.3% of net sales in the fiscal years ended June 30, 1994, 1993 and 1992, respectively.

                     Marketing, Sales and Distribution

Domestically, the Company extensively advertises, markets and promotes its electronic typewriters and personal word processors through national print media, both consumer and trade. Advertisements focus on the key features and benefits of the various product lines. The Company also supports local advertising campaigns of its customers, if the campaigns comply with certain standards set by the Company.

The Company makes available for use, at retail store locations, various point-of-sale materials and other in-store visual supports. In addition, the Company provides training support for its customers' sales staffs conducted by Company field-based marketing support representatives.

In the United States, the Company distributes its products through over 15,000 outlets in all major channels of distribution, including (i) national retail chain stores, such as K-Mart, Montgomery Ward, Sears and Wal-Mart; (ii) department stores and department store chains, such as Federated Department Stores & May Co; (iii) catalog merchandisers, such as Best Products, and Service Merchandise; (iv) national television and appliance dealers, such as Best Buy and Circuit City; (v) office superstores, such as Staples, Office Max and Office Depot; (vi) office equipment dealers; (vii) regional discount stores, such as Bradlees and Caldor; and (viii) the United States military exchanges. The Company does not enter into long-term contracts with its customers and, accordingly, there can be no assurance that the Company will continue to receive sales revenues from any particular source.

The Company offers various derivative product lines for each of its major channels of distribution. In addition, the Company supplies private label products to K-Mart, and private brand products (which identify only the retailer brand name) to Singer and Metro.

The Company also conducts sales activities in Canada, the United Kingdom, Australia, the Benelux countries, France, Germany and in other international markets. The channels of distribution in the international markets are similar to those in the United States market and include national retail chains, catalog merchandisers, department stores, office equipment dealers, discount stores, stationers and direct mail accounts. In other international markets, the Company currently has over twenty-two distributors serving the Far East, Latin America, Europe and the Caribbean. Reference is made to Note 9 to the Consolidated Financial Statements (see index on page 19 of this Form 10-K Annual Report) for information regarding the Company's business operations within and outside the United States.

Payment terms granted to customers reflect general practices in the industry. Terms vary with product and competitive conditions, but generally require payment within 30 to 90 days. Historically, bad debts have been insignificant. Sales to the Company's largest customer, Wal-Mart Stores, Inc., amounted to 11.4%, 11.4% and 6.0% of consolidated net sales during 1994, 1993 and 1992, respectively, and was the only customer responsible for more than 10% of net sales.

                                  Service

The Company's typewriter and personal word processor products are serviced in the United States by Smith Corona Factory Service Centers and at Factory-Appointed Service Stations. These Service Centers and Stations employ trained technicians, maintain parts inventory and perform warranty and other repairs.

                                Seasonality

The Company believes that its business in the aggregate is not seasonal; however, certain of its products sell more heavily in gift-giving seasons such as the Christmas and school graduation seasons.

                            Foreign Operations

Over the past few years, the Company has faced intense competition from foreign producers. In July 1992, in order to maintain its leadership as the low-cost producer in a highly competitive worldwide business, the Board of Directors approved and the Company announced a plan to phase out the Company's manufacturing operations in Cortland, New York and relocate them to a new facility in Mexico. As a result of this decision, during fiscal 1993, the Company provided $16.5 million in restructuring charges, of which approximately $3.0 million was non-cash in nature. Once the Mexico facility is fully operational, this action is expected to result in lower manufacturing costs of approximately $15.0 million annually, primarily due to lower labor costs in Mexico.

The Company phased the relocation through the initial move of assembly line operations in the third and fourth quarters of fiscal 1993 into a temporary Mexico location while site selection activities for the permanent facility were undertaken. The relocation plan, originally anticipated to take approximately one year to complete, was delayed as a consequence of heavy spring 1993 rainfall in Baja California together with a reevaluation of lease versus purchase of the facility. By the end of fiscal 1994, the Company had essentially completed the relocation of the entire manufacturing operation into the permanent Mexico facility. The annual savings resulting from the restructuring originally anticipated in 1994 were not realized as cost of sales continued to reflect the higher Cortland manufacturing labor costs.

The Company's foreign manufacturing operations are in Mexico, Singapore and Indonesia. Reference is made to Note 14 to the Consolidated Financial Statements (see index on page 19 of this Form 10-K Annual Report) for additional information. The Company's foreign manufacturing operations are in Mexico, Singapore and Indonesia. The Company also sells a portion of its products internationally and expects to sell more products in international markets in the future. As a result, the Company's results of operations are subject to the risks of doing business abroad, including currency exchange rate fluctuations, nationalization, expropriation, limits on repatriation of funds and other risks associated with economic or political uncertainty in countries in which significant sales are made or manufacturing operations are located. Reference is made to Note 9 to the Consolidated Financial Statements (see index on page 19 of this Form 10-K Annual Report) for financial information regarding the Company's business operations within and outside the United States.

                                Competition

The portable and compact electronic typewriter and personal word processor business is highly competitive. Competition focuses on price, product features and product quality. The Company faces competition from various Japanese and other companies which manufacture portable and compact electronic typewriters and personal word processors, some of which may have greater financial resources than the Company. It also faces competition from companies which manufacture office typewriters and word processors, though these manufacturers currently serve a somewhat different segment of the industry than the Company. The Company believes that its products have significant competitive advantages, including low-cost production, numerous product features, ease of use, the Company's brand name and availability in all major channels of distribution. As the portable and compact electronic typewriter and personal word processor market has continued to mature, competition has increased. To remain competitive, the Company has been required to reduce the prices of its typewriters and personal word processors. Unless these price reductions are offset by corresponding reductions in manufacturing and other costs, the Company's results of operations will continue to be adversely affected.

                     Patents, Trademarks and Licenses

The Company owns or licenses a number of patents and patent applications which are valuable to its business but are not material to the business of the Company as a whole. The Company is the owner of a number of trademarks and U.S. and foreign registrations thereof, the most important of which is the trademark, "Smith Corona."

                                 Employees

As of June 30, 1994, the Company employed approximately 3,000 people. The manufacturing workers of Histacount Corporation, a wholly-owned subsidiary, are represented by the Communication Workers of America-Printing Sector. The Company's Singapore manufacturing workers are represented by the United Workers of Electronic and Electrical Industries, a trade union registered under Singapore law. Management considers its employee relations to be good.

                         Research and Development

The Company's expenditures for research and development activities were approximately 4.1% - 5.7% of typewriter and personal word processor sales in each of its last three fiscal years. Research and development expenses are concentrated primarily in improving product manufacturing integration of products/technology to the Company's product lines and development of new products such as labelers, envelope printers and software architecture for personal word processors.

                               Raw Materials

The Company's products are manufactured from a wide variety of electronic components, plastics, metals, paper and other materials. The Company generally is not dependent on any one source for the materials or purchased components essential to its business and believes that such materials and components will be available from a variety of sources in adequate quantities to meet anticipated production schedules.

Item 2.   Properties

As of June 30, 1994, the Company utilized approximately 1,426,000 square feet of space, of which about 837,000 square feet is in the United States and the remaining 589,000 square feet is outside the United States, primarily in Singapore and Mexico. Of the total of 1,426,000 square feet, approximately 619,000 square feet is owned and 807,000 square feet is leased. The Company believes that its properties are adequate for its needs and in good condition. Information with respect to the principal facilities used by Smith Corona is set forth below:

                                               Square      Owned/
Location               Primary Use             Footage     Leased
New Canaan, CT....  Headquarters                27,000     Leased
Cortland, NY......  Manufacturing/Office       422,000     Owned
Cortland, NY......  Warehousing                178,000     Leased
Singapore(1)....... Manufacturing              197,000     Owned
Batam, Indonesia..  Manufacturing               99,000     Leased
Melville, NY(2)...  Manufacturing/Whse/Office  100,000     Leased
Toronto, Canada...  Warehousing/Sales           27,000     Leased
Tijuana, Mexico...  Manufacturing              252,000     Leased
San Diego, CA.....  Warehousing/Office          64,000     Leased
                                             1,366,000
All other locations.Warehousing/
                    Sales/Service               60,000     Leased

                      Total.............     1,426,000

SCM Office Supplies, Inc. properties, which were sold July 5, 1994, consist of manufacturing, warehouse and office space of which 66,000 square feet are owned and 149,000 square feet are leased.

(1) The Company leases the land on which this facility is located from the Housing and Development Board, an agency of the Singapore government, for a term of 60 years ending April 30, 2033.

(2) HM Holdings Inc., an indirect wholly-owned subsidiary of Hanson, leased the Company's Melville, New York facility to
     Histacount Corporation for rent of $75,000 per year, payable monthly, for a term ending on September 30, 1995. The rent charged under the lease is substantially below market.


Item 3.   Legal Proceedings

Certain past practices of the Company regarding hazardous substances and/or hazardous wastes are the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities. At June 30, 1994 and 1993, the Company has recorded approximately $3.3 million and $5.0 million, respectively, related to environmental matters, of which $.6 million and $2.5 million, respectively, are classified as a current liability in the consolidated balance sheets. Certain estimated costs of performing environmental remediation were discounted at a rate of 5% per annum based on the estimated timing of such payments. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in proceedings with the New York Department of Environmental Conservation (DEC) and the United States Environmental Protection Agency regarding the clean-up of a now-closed manufacturing facility and certain waste disposal sites in upstate New York. The remedial investigation and feasibility study of the now-closed manufacturing facility site has been completed. The feasibility study report has been approved by the DEC and the record of decision has been finalized. On March 31, 1993, the Company executed a final signed consent order from the DEC and remedial actions commenced. Remediation activities at the site have been delayed as a result of an extension of the public comment period to address the remediation plan approved by the DEC. Management believes that the Company has made adequate provision for the approved remediation activities.

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

On April 18, 1991, an antidumping proceeding was commenced against the Company at the Department of Commerce (Commerce) and before the International Trade Commission, concerning portable electric typewriters imported from Singapore. Subsequently, on June 22, 1993, the Company and Commerce signed a suspension agreement, suspending the antidumping investigation and calling for the Company to monitor its international prices. On February 4, 1994, all of the parties signed a settlement agreement covering the antidumping investigation and related litigation. Under the terms of the agreement, the petitioner withdrew its petition against the Company's Singapore imports and the Company sought revocation of various antidumping duty orders against typewriters and word processors from Japan. Pursuant to the agreement, the antidumping proceedings have been terminated.

On June 8, 1990, the Company filed suit in the United States District Court for the District of Tennessee against Pelikan, Inc. alleging patent infringement and false advertising. On February 24, 1992, the Court entered a judgment awarding the Company approximately $3.1 million plus post-judgment interest. Pelikan filed an appeal, petitioning for a rehearing by the Court of Appeals, and subsequently offered to pay to the Company a portion of the judgment aggregating approximately $1.9 million. The $1.9 million portion of the judgment was reflected in the June 30, 1993 financial statements. Pelikan's petition for rehearing was subsequently denied and on August 9, 1993, the Company and Pelikan entered into an agreement pursuant to which Pelikan agreed to pay $.5 million to the Company for fees, expenses and costs incurred in the suit along with the remaining $1.2 million judgment. On August 11, 1993, Pelikan paid the settlement amount to the Company and satisfied the judgment, including interest.

The Company is also a defendant or plaintiff in various other legal actions which have arisen in the ordinary course of its business. It is the opinion of management, based on advice of counsel with respect to legal matters, that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The officers of the Company are elected by and serve at the pleasure of the Board of Directors. The executive officers of the Company and their respective positions, ages at September 14, 1994 and backgrounds are as follows:

     Name                          Position                             Age
G. Lee Thompson ............  Chairman of the Board and Chief
                                 Executive Officer                       61
William D. Henderson .......  President and Chief Operating
                                 Officer                                 48
Thomas C. DeFazio ..........  Executive Vice President/Chief
                                 Financial Officer                       53
John F. Bendik .............  President, Histacount Corporation          43
John A. Cutrone ............  Senior Vice President/Marketing
                                 and Sales                               40
Jerry L. Diener ............  Senior Vice President/Sales                58
W. Michael Driscoll ........  Vice President/Operations and
                                 Engineering                             48
Manfred J. Eckhardt ........  Vice President/Treasurer                   66
Doris J. McRae .............  Vice President/Product Marketing           43
John A. Piontkowski ........  Vice President/Controller                  40
Alfred N. Scallon ..........  Vice President/International
                                 Operations                              43
David P. Verostko...........  Vice President/Human Resources             51

Mr. Thompson was elected as Chairman of the Board of the Company in June 1989. Mr. Thompson served as President of the Company from 1986 until July 1, 1990 and has served as Chief Executive Officer of the Company since 1986. Prior to that time, he was President of SCM/Consumer Products, the division of SCM that manufactured and sold Smith Corona typewriters and Durkee Famous Foods products, for two years from 1984 to 1985.

Mr. Henderson has served as President and Chief Operating Officer since July 1, 1990. Previously, he spent nine years as an executive officer and group vice president of Hanson Industries.
He has also served as President and Chief Executive Officer of Durkee Famous Foods and as an executive at FMC Corp.

Mr. DeFazio has served as Executive Vice President and Chief Financial Officer of the Company since April 1, 1991. Prior to joining the Company, Mr. DeFazio served as an officer of General Instrument Corporation from 1986 to 1990, most recently as Vice President-Finance, Chief Financial Officer and Treasurer.

Mr. Bendik has served as President of Histacount since September
1986.

Mr. Cutrone has served as Senior Vice President/Marketing and Sales since November 1993. He previously served as Vice President, New Product Development since May 1993. Prior to joining the Company, Mr. Cutrone served as President of Vertical Marketing Corporation, a consulting firm for consumer electronics companies, from 1989 to 1993. From 1990 to 1992, Mr. Cutrone served as President of Faxnet Corporation ("Faxnet"), a company which provided public telecopying facilities. In November 1991, while Mr. Cutrone was President of Faxnet, Faxnet filed for bankruptcy under Chapter 7 of the United States Bankruptcy Code. In July 1993, Mr. Cutrone filed for personal bankruptcy under Chapter 7 of the United States Bankruptcy Code.

Mr. Diener has served as Senior Vice President/Sales since January 1, 1992. Prior to that time, he served as Vice President/Sales of the Company and its predecessor, SCM/Consumer Products, since 1978 and as Secretary of Smith Corona International since July 25, 1989.

Mr. Driscoll was named Vice President/Operations and Engineering on July 1, 1992. He served as Director of Materials from February 17, 1992 to July 1, 1992. Prior to joining the Company, Mr. Driscoll was president and a director of Code-A-Phone, a telephone sales company, from February through August, 1991 and was chief executive officer and a director of Technology Applications, Ltd., an electronic and telecommunications manufacturing company from November, 1986 through August, 1991.

Mr. Eckhardt has served as Vice President/Treasurer since September 1989. Prior to that time, from October 1988 to September 1989, he served as Vice President/Treasurer and Chief Financial Officer of HM Anglo-American Ltd., a Hanson holding company, and from January 1986 to October 1988, he served as Group Controller for Hanson Industries. For the 21 years prior to 1986, Mr. Eckhardt served in various positions with SCM, most recently as Director of Budgets and Financial Analysis from 1980 to 1986.

Ms. McRae was named Vice President/Product Development on July 1, 1994. Prior to that time, she served as Vice President/Product Marketing of the Company from July 1, 1993 through June 30, 1994 and as Vice President/Product Development from May 1991 through June 1993. She served as Staff Vice President, Advanced Product Development from December 1990 through April 1991. Prior to that time, Ms. McRae was Director, Strategic Planning and Advanced Product Development from February 1987 through November 1990.

Mr. Piontkowski was named Vice President/Controller of the Company on July 1, 1993. He previously served as Director of Accounting and Financial Reporting since December 1991. Prior to joining the Company, Mr. Piontkowski was Chief Financial Officer of Pyramid Management Group, a shopping mall management company, from 1989 through 1991, and was Senior Vice President and Chief Financial Officer of Addis & Dey's, a department store, prior to that time.

Mr. Scallon has served as Vice President/International Operations of the Company since 1987. Prior to that time, he served as Director of Private Brand Sales for the Company for three years.

Mr. Verostko was named Vice President/Human Resources of the
Company on January 1, 1992. He served as Corporate Director/Human Resources from September 1, 1990 to January 1, 1992. Prior to that time, Mr. Verostko was Director, Employee Relations for 7 years.


                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

The Common Stock of the Company (NYSE symbol: SCO) commenced trading on the New York Stock Exchange on July 28, 1989. Prior to that time, there was no market for the Common Stock of the Company. The following table sets forth the range of high and low sale prices of the Company's Common Stock on the Exchange during the two most recent fiscal years.

                                           Fiscal 1994        Fiscal 1993

                                           High     Low      High     Low
First quarter. . . . . . . . . . . . . . .$5 5/8  $4 1/8    $8 1/2   $6 1/4
Second quarter . . . . . . . . . . . . .  $6 1/2  $4 5/8    $7 1/4   $6 1/8
Third quarter. . . . . . . . . . . . . .  $6 1/2  $5 1/8    $7 1/4   $5 1/8
Fourth quarter . . . . . . . . . . . . . .$5 1/2  $4 3/8    $5 3/4   $3 7/8

As of July 6, 1994, there were approximately 1,081 holders of record of the Common Stock.

For each of the four quarters of fiscal 1994 and fiscal 1993, the Company declared cash dividends of $0.05 per share of Common Stock. On August 18, 1994, the Board of Directors declared a quarterly cash dividend of $0.05 per share of Common Stock payable on October 5, 1994 to holders of record as of September 20, 1994.

The Company intends to continue to declare and pay quarterly cash dividends on its Common Stock. The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and subject to certain limitations of the Delaware General Corporation Law. The ability to pay dividends is further limited by covenants under the Company's bank indebtedness which provide, among other things, that dividends may not be paid if the Company is in default under such indebtedness and that the Company must maintain certain minimum levels of net worth, interest coverage and debt-equity ratios. Under the most restrictive of these provisions, the minimum consolidated net worth will increase by 50% of net income. The timing and amount of dividends (if any) will be dependent, among other things, upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that the Board of Directors will declare and pay dividends.

The calculation of the number of shares of Common Stock held by non-affiliates shown on the cover of this Form 10-K Annual Report was made on the assumption that there were no affiliates other than the executive officers and directors of the Company and Hanson.

Item 6.     Selected Financial Data

The information required by this item is incorporated by reference from the table entitled "Selected Five-Year Financial Data" contained in the Company's Annual Report to Security Holders for the fiscal year ended June 30, 1994.

Item 7.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition

The information required by this item is incorporated by reference from Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report to Security Holders for the fiscal year ended June 30, 1994.

Item 8.     Financial Statements and Supplementary Data

The information required by this item relative to the Consolidated Financial Statements is incorporated by reference from the Company's Annual Report to Security Holders for the fiscal year ended June 30, 1994.

See Index to Consolidated Financial Statements and Schedules which appears on page 19 of this Form 10-K Annual Report.

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

None.

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item (except for information regarding the Company's executive officers, which appears in Part I of this Form 10-K Annual Report) is incorporated by reference from the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about October 10, 1994.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1994 Annual
Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about October 10, 1994.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1994 Annual
Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about October 10, 1994.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1994 Annual
Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about October 10, 1994.

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

  (a)(1)  Financial Statements.  See Index to Consolidated
Financial Statements and Schedules which appears on page 19 of this Form 10-K Annual Report.

  (a)(2)  Financial Schedules.  See Index to Consolidated
Financial Statements and Schedules which appears on page 19 of this Form 10-K Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (b) Report on Form 8-K. One Current Report on Form 8-K was filed with the Commission during the last quarter of the Company's 1994 fiscal year.

  1. The Form 8-K Current Report dated June 9, 1994 reported a press release under Item 5 announcing the Company had entered into an agreement to sell substantially all the assets and liabilities of SCM Office Supplies, Inc.

         (c) Exhibits (filed herewith or incorporated by reference; see index to exhibits).

3.1 Amended and Restated Certificate of Incorporation of Smith Corona Corporation (incorporated by reference to Exhibit
       3.1 to the Company's Registration Statement on file with
       the Commission (Registration No. 33-29101)).
3.2    By-Laws of Smith Corona Corporation (incorporated by
       reference to Exhibit 3.2 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
4.1    Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
       file with the Commission (Registration No. 33-29101)).
10.1 Lease Agreement between Cherry Street Associates and Smith Corona Corporation dated March 13, 1992 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1992, which is on file with the Commission).
10.2   Lease between REBA Properties, Inc. and SCM Corporation
       dated June 15, 1970 (incorporated by reference to Exhibit
       10.1b to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
10.3 Lease between the Housing and Development Board and Corona Manufacturers (PTE) Limited dated April 18, 1975
       (incorporated by reference to Exhibit 10.1e to the
       Company's Registration Statement on file with the
       Commission (Registration No. 33-29101)).
10.4 Tenancy between Jurong Town Corporation and Smith Corona (Private) Limited dated February 16, 1989 (incorporated by reference to Exhibit 10.1f to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
10.5 Lease between HM Holdings, Inc. and Histacount Corporation dated June 1, 1989 (incorporated by reference to Exhibit
       10.1g to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
*10.6 Memorandum dated August 11, 1994 evidencing Lease Extension between HM Holdings, Inc. and Histacount Corporation dated
       June 1, 1989.
10.7   SCM Office Supplies, Inc. Salaried Employees' Retirement
       Plan as amended and restated as of January 1, 1989 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1992, which is on file with the Commission).
 10.8  Smith Corona Corporation Retirement Savings and Investment
       Plan adopted effective July 1, 1989, as amended through
       April 5, 1993 (incorporated by reference to exhibit 10.8 to the Company's Form 10-K Annual Report for the fiscal year
       ended June 30, 1993, which is on file with the Commission).
10.9   Histacount Corporation Retirement Savings and Investment
       Plan adopted effective July 1, 1989, as amended through
       March 9, 1992 (incorporated by reference to Exhibit 10.11
       to the Company's Form 10-K Annual Report for the fiscal
       year ended June 30, 1992, which is on file with the
       Commission).
10.10  Histacount Corporation Salaried and Non-Union Hourly
       Employees' Pension Plan as amended and restated effective October 1, 1989 (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K Annual Report for the fiscal
       year ended June 30, 1992, which is on file with the
       Commission).
10.11  Smith Corona Corporation Supplemental Executive Retirement
       Plan as restated and amended as of July 28, 1989, through November 17, 1992 (incorporated by reference to Exhibit
       10.11 to the Company's Form 10-K Annual Report for the
       fiscal year ended June 30, 1993, which is on file with the
       Commission).
10.12  Smith Corona Corporation 1990 Stock Option Plan, effective as of December 1, 1989, amended through November 16, 1993 (incorporated by reference to Exhibit 10.12 to the
       Company's Form 10-Q Quarterly Report for the quarter ended December 31, 1993, which is on file with the Commission).
10.13  Trust Agreement between SCM Corporation, The Chase
       Manhattan Bank, N.A. and Kwasha Lipton dated October 7,
       1985 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on file with the
       Commission (Registration No. 33-29101)).
10.14  Smith Corona Corporation Short Term Incentive Compensation
       Plan (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1992, which is on file with the Commission).
10.15  Export Enterprise Certificate No. 156 granted to Smith-
       Corona Private Limited by the Ministry of Trade and
       Industry, Republic of Singapore, dated May 12, 1981 (incorporated by reference to Exhibit 10.15 to the
       Company's Registration Statement on file with the
       Commission (Registration No. 33-29101)).
10.16  Pioneer Certificate No. 942 granted to Smith Corona PTE
       Ltd. by the Ministry of Trade and Industry, Republic of Singapore, dated March 23, 1987 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
10.17  Stockholders' Agreement between Smith Corona Corporation and HM Holdings, Inc. dated as of June 2, 1989
       (incorporated by reference to Exhibit 10.17 to the
       Company's Registration Statement on file with the
       Commission (Registration No. 33-29101)).
10.18  Memorandum of Sale dated May 22, 1991 between HM Holdings,
       Inc. and Hanson Natural Resources Company; Consent and Amendment Agreement dated May 21, 1991 between Smith Corona Corporation and HM Holdings, Inc.; and Letter of George H. Hempstead III to G. Lee Thompson dated May 28, 1991 (incorporated by reference to Exhibit 10.17 to the
       Company's Form 10-K Annual Report for the fiscal year ended June 30, 1991, which is on file with the Commission).
10.19  Amended and Restated Cross-Indemnification Agreement
       between Smith Corona Corporation and HM Holdings, Inc.
       dated as of July 14, 1989 (incorporated by reference to
       Exhibit 10.18 to the Company's Registration Statement on
       file with the Commission (Registration No. 33-29101)).
10.20  Amended and Restated Tax Sharing and Indemnification
       Agreement between Smith Corona Corporation and HM Holdings, Inc. dated as of June 2, 1989 (incorporated by reference to
       Exhibit 10.19 to the Company's Registration Statement on
       file with the Commission (Registration No. 33-29101)).
10.21 Stock Purchase Agreement by and among Smith Corona Overseas Holdings, Inc., SCM Industries Limited and Smith Corona Corporation dated as of June 2, 1989 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
10.22 Retention Agreement for Pension Consulting Services between Smith Corona Corporation and Hartland & Co. dated March 31, 1992 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1992, which is on file with the Commission).
10.23 Employment Agreement between Smith Corona Corporation and William D. Henderson, dated as of May 22, 1990
       (incorporated by reference to Exhibit 10.29 to the
       Company's Form 10-K Annual Report for the fiscal year ended June 30, 1990, which is on file with the Commission).
10.24 One year extension, effective June 30, 1992, of Employment Agreement described in 10.29 (incorporated by reference to
       Exhibit 10.30 to the Company's Form 10-K Annual Report for
       the fiscal year ended June 30, 1993, which is on file with the Commission).
10.25 Two year extension, effective June 30, 1993, of Employment Agreement described in 10.29 (incorporated by reference to
       Exhibit 10.31 to the Company's Form 10-K Annual Report for
       the fiscal year ended June 30, 1993, which is on file with the Commission).
10.26  Severance Letter between Smith Corona Corporation and G.
       Lee Thompson, dated as of June 1, 1990 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K
       Annual Report for the fiscal year ended June 30, 1990,
       which is on file with the Commission).
10.27 Employment Agreement between Smith Corona Corporation and Thomas C. DeFazio, dated as of January 23, 1991
       (incorporated by reference to Exhibit 10.30 to the
       Company's Form 10-K Annual Report for the fiscal year ended June 30, 1991, which is on file with the Commission).
10.28 Two year extension, effective June 30, 1993, of Employment Agreement described in 10.33 (incorporated by reference to
       Exhibit 10.34 to the Company's Form 10-K Annual Report for
       the fiscal year ended June 30, 1993, which is on file with the Commission).
10.29 Severance Letter between Histacount Corporation and John F. Bendik dated as of June 1, 1990 (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K Annual Report
       for the fiscal year ended June 30, 1992, which is on file
       with the Commission).
10.30 Two year extension, effective June 30, 1993, of Employment Agreement described in 10.35 (incorporated by reference to
       Exhibit 10.36 to the Company's Form 10-K Annual Report for
       the fiscal year ended June 30, 1993, which is on file with the Commission).
10.31 Severance Letter between SCM Office Supplies, Inc. and John Noblitt dated as of June 1, 1990 (incorporated by reference to Exhibit 10.39 to the Company's Form 10-K Annual Report
       for the fiscal year ended June 30, 1992, which is on file
       with the Commission).
10.32 Two year extension, effective June 30, 1993, of Employment Agreement described in 10.37 (incorporated by reference to
       Exhibit 10.38 to the Company's Form 10-K Annual Report for
       the fiscal year ended June 30, 1993, which is on file with the Commission).
10.33  Memorandum evidencing severance agreement between Smith
       Corona Corporation and Manfred J. Eckhardt (incorporated by reference to exhibit 10.31 to the Company's Form 10-K
       Annual Report for the fiscal year ended June 30, 1991,
       which is on file with the Commission).
10.34  Smith Corona Corporation Salaried Employees Retirement
       Plan, as amended and restated as of January 1, 1989 (incorporated by reference to Exhibit 10.36 to the
       Company's Form 10-K Annual Report for the fiscal year ended June 30, 1991, which is on file with the Commission).
10.35  Supplemental pension benefit arrangement between Smith
       Corona Corporation and William D. Henderson dated November
       19, 1992 (incorporated by reference to Exhibit 10.40 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
10.36  Supplemental pension benefit arrangement between Smith
       Corona Corporation and Thomas C. DeFazio dated November 19, 1992 (incorporated by reference to Exhibit 10.41 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
*10.37 Memorandum dated January 14, 1994 evidencing retention agreement between John R. Noblitt and Smith Corona Corporation.
10.38  Credit Agreement dated as of June 25, 1993 among Smith
       Corona Corporation, the lenders party thereto and Chemical Bank, as Agent (incorporated by reference to Exhibit 10.42 to the Company's Form 10-K Annual Report for the fiscal
       year ended June 30, 1993, which is on file with the
       Commission).
10.39 Lease Agreement between City of Marion, Indiana and SCM Corporation dated as of March 1, 1971 (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K
       Annual Report for the fiscal year ended June 30, 1993,
       which is on file with the Commission).
10.40  Lease Agreement between Inmobiliarian Mex-Hong, S.A. De
       E.V. and Smith Corona De Mexico, S.A. De C.V. dated
       November 24, 1992 (incorporated by reference to Exhibit
       10.47 to the Company's Form 10-K Annual Report for the
       fiscal year ended June 30, 1993, which is on file with the
       Commission).
10.41  Lease Agreement between Inmobiliarian Mex Hong, S.A. De
       E.V. and Smith Corona De Mexico, S.A. De C.V. dated June 4, 1993 (incorporated by reference to Exhibit 10.48 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
10.42  Lease Agreement between Turnberry Associates and Smith
       Corona Corporation dated May 5, 1993 (incorporated by
       reference to Exhibit 10.49 to the Company's Form 10-K
       Annual Report for the fiscal year ended June 30, 1993,
       which is on file with the Commission).
10.43  Asset Purchase Agreement, dated as of June 8, 1994, among
       Ampad Corporation (the "Purchaser"), SCM Office Supplies,
       Inc. (the "Seller") and Smith Corona Corporation (the "Stockholder") (incorporated by reference to exhibit 1 to the Company's Form 8-K Current Report dated July 19, 1994, which is on file with the Commission).
*13 Pages 14 through 30 of the Smith Corona Corporation Annual Report to Security Holders for the year ended June 30, 1994
*21    Schedule of Subsidiaries of the Registrant
*23    Consent of Deloitte & Touche LLP
*27    Financial Data Schedule

* filed herewith

Stockholders may, upon payment of a fee therefore, obtain copies of any of the exhibits to this Form 10-K annual report by writing to the Secretary, Smith Corona Corporation, 65 Locust Avenue, New
Canaan, Connecticut 06840.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SMITH CORONA CORPORATION

October 6, 1994                   By  /s/ G. Lee Thompson
                                  G. Lee Thompson
                                  Chairman of the Board and
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                            Date
/s/ G. Lee Thompson
....................... Chairman of the Board, Chief     October 6, 1994
  (G. Lee Thompson)          Executive Officer, and
                        Director (principal
                        executive officer)
/s/ William D. Henderson
....................... President and Chief Operating    October 6, 1994
(William D. Henderson)  Officer (principal operating
                        officer)
/s/ Thomas C. DeFazio
....................... Executive Vice President/        October 6, 1994
 (Thomas C. DeFazio)    Chief Financial Officer
                        (principal financial officer)

/s/ John A. Piontkowski
........................ Vice President/Controller       October 6, 1994
 (John A. Piontkowski)  (principal accounting officer)

/s/ David H. Clarke
........................ Director                        October 6, 1994
    (David H. Clarke)

/s/ John G. Raos
........................ Director                        October 6, 1994
     (John G. Raos)

/s/ George H.Hempstead,III
........................  Director                       October 6, 1994
(George H. Hempstead,III)

/s/ Craig C. Sergeant
........................ Director                        October 6, 1994
  (Craig C. Sergeant)

/s/ Robert Van Buren
........................ Director                        October 6, 1994
   (Robert Van Buren)

/s/ Robert J. Kammerer
........................ Director                        October 6, 1994
   (Robert J. Kammerer)

/s/ Richard R. West
........................ Director                        October 6, 1994
   (Richard R. West)


Index to Consolidated Financial Statements and Financial Statement
Schedules

                                                                       Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .20

Consolidated Balance Sheets as of June 30, 1994 and 1993 . . . . . . . . *

Consolidated Income Statements for the Years Ended June 30, 1994, 1993
   and 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . *

Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended June 30, 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . *

Consolidated Statements of Cash Flows for the Years Ended June 30, 1994,
   1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . *

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . *

Consolidated Supplemental Financial Statement Schedule for the Years
   Ended June 30, 1994, 1993 and 1992

       Schedule X    -Supplementary Income Statement Disclosure. . . . .21







     * The information required is incorporated by reference from the Company's Annual Report to Security Holders for the fiscal year ended June 30, 1994.


                          INDEPENDENT AUDITORS' REPORT


SMITH CORONA CORPORATION:

We have audited the consolidated financial statements of Smith Corona Corporation and its subsidiaries as of June 30, 1994 and 1993 and for each of the three years in the period ended June 30, 1994 and have issued our report thereon dated July 27, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Security Holders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Smith Corona Corporation and subsidiaries listed on page 19 of this Form 10-K Annual Report. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


\s\ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Stamford, Connecticut
July 27, 1994

                                                            SCHEDULE X



                              SMITH CORONA CORPORATION
                      SUPPLEMENTARY INCOME STATEMENT DISCLOSURE
                  For the years ended June 30, 1994, 1993 and 1992
                                   (In thousands)

                                           Charged to Costs and Expenses

                                             1994     1993(1)     1992(1)

Maintenance and repairs................... $3,570    $4,096     $4,109

Advertising............................... $3,239    $7,466     $7,751



(1) Amounts have been reclassified to exclude those amounts related to the discontinued operations of SCM Office Supplies, Inc.



EXHIBIT INDEX

EXHIBIT #

10.6 Memorandum dated August 11, 1994 evidencing Lease Extension between HM Holdings, Inc. and Histacount Corporation dated June 1, 1989

13 Pages 14 through 30 of the Smith Corona Corporation Annual Report to Security Holders for the year ended June 30, 1994

21       Schedule of Subsidiaries of the Registrant

23       Consent of Deloitte & Touche LLP

27       Financial Data Schedule

10.37 Memorandum dated January 14, 1994 evidencing retention agreement between John R. Noblitt and Smith Corona
         Corporation