Form 10-Q
period 1994-09-30
SMITH CORONA CORP
filed 1994-11-14
CIK 851292

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1994

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

                                             Outstanding at
          Class                              November 5, 1994

Common Stock, par value $.01                    30,250,000
per share

                    SMITH CORONA CORPORATION

                             INDEX


                                                                      Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1994
          and June 30, 1994                                               1

          Consolidated Income Statements - For the three
          months ended September 30, 1994 and 1993                        2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the three months ended
          September 30, 1994                                              3

          Consolidated Statements of Cash Flows - For the
          three months ended September 30, 1994 and 1993                  4


          Notes to Consolidated Financial Statements                    5-8


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                           8-10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              10

Item 6.   Exhibits and Reports on Form 8-K                               10


Signatures                                                               11

                         SMITH CORONA CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)

                                        September 30,   June 30,
                                            1994         1994
                                                       (audited)
ASSETS
  Current assets:
    Cash and cash equivalents               $  3,404    $  6,472
    Accounts receivable (net of allowance
      for doubtful accounts of $1,478 and
      $1,563, respectively)                   55,960      49,343
    Inventories                               70,888      64,247
    Prepaid expenses and other current
      assets                                   4,458       3,794
    Deferred income taxes                      9,149      10,131
    Net assets of discontinued operations          -      14,780
    Total current assets                     143,859     148,767

  Property, plant and equipment, net          37,836      38,090
  Deferred income taxes                        5,222       4,471
  Other assets                                 4,297       3,706

    TOTAL                                   $191,214    $195,034

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                          $ 27,626    $ 28,219
    Accrued liabilities                       25,133      27,441
    Income taxes payable                       3,801       5,001
    Dividends payable                          1,513       1,512
    Total current liabilities                 58,073      62,173

  Bank loans                                  20,500      20,002
  Postretirement benefits                     12,786      12,650
  Pension liability                           19,865      20,361
  Other long-term liabilities                  4,567       4,126
    Total liabilities                        115,791     119,312
  Stockholders' equity:
    Common stock-30,250,000 shares issued
       and outstanding                           303         303
    Additional paid-in capital                44,697      44,697
    Retained earnings                         30,423      30,722
    Total stockholders' equity                75,423      75,722

    TOTAL                                   $191,214    $195,034


See accompanying notes to consolidated financial statements.
/TABLE

                         SMITH CORONA CORPORATION
                      CONSOLIDATED INCOME STATEMENTS
                 ($ in thousands, except per share amounts)

                                           Three Months Ended
                                               September
                                            1994      1993


Net sales                                 $ 64,141  $ 76,271
Cost of goods sold                          49,265    56,496
  Gross margin                              14,876    19,775
Selling, administrative
  and research expenses                     12,705    13,690

Operating income                             2,171     6,085
Interest expense                               243       193

Income from continuing
  operations before income
  taxes                                      1,928     5,892
Income taxes                                   714     2,007
Income from continuing operations            1,214     3,885
Income from discontinued operations,
  net of income taxes                            -       142
Net income                                 $ 1,214   $ 4,027

Earnings per common share-
Income from continuing
  operations                                  $.04      $.13
Income from discontinued operations,
  net of income taxes                            -         -

Net income per share                          $.04      $.13

See accompanying notes to consolidated financial statements.
/TABLE

                       SMITH CORONA CORPORATION
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the three months ended September 30, 1994
                ($ in thousands, except per share amounts)

                                    Additional
                           Common   Paid-In    Retained
                            Stock   Capital    Earnings   Total

Balance June 30, 1994        $303   $44,697     $30,722  $75,722

Net income                      -         -       1,214    1,214

Dividends declared ($.05 per
 share)                         -         -      (1,513)  (1,513)
Balance September 30, 1994   $303   $44,697     $30,423  $75,423

See accompanying notes to consolidated financial statements.

                   SMITH CORONA CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)

                                              Three months ended
                                                 September 30,

                                                  1994    1993
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 1,214  $ 4,027
  Adjustments to reconcile net
    income to net cash used in
    continuing operating activities:
      Discontinued operations                         -     (142)
      Depreciation and amortization               1,660    1,596
      Deferred income taxes                         231        -
      Changes in assets and liabilities:
          Accounts receivable                    (6,617) (20,324)
          Inventories                            (6,641)   7,321
          Prepaid expenses and
            other current assets                   (664)    (899)
          Other assets                             (708)       -
          Trade payables                           (722)    (499)
          Accrued liabilities and income taxes
           payable                               (1,599)   2,702
          Postretirement benefits and pension
           liability                               (360)    (250)
          Other long-term liabilities               441      166
  Net cash used in continuing operations        (13,765)  (6,302)
  Net cash provided by discontinued
    operations                                        -    1,756
  Net cash used in operating activities         (13,765)  (4,546)
  CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                           (1,289)  (1,787)
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of SCM Office
    Supplies, Inc.                               13,000        -
  Bank loans, net                                   498    1,331
  Dividends paid                                 (1,512)  (1,513)
  Net cash provided by (used in) financing
    activities                                   11,986     (182)
  Decrease in cash and cash
    equivalents                                  (3,068)  (6,515)

  Cash and cash equivalents:
    At beginning of period                        6,472   13,800
    At end of period                            $ 3,404  $ 7,285

See accompanying notes to consolidated financial statements.
/TABLE

                  SMITH CORONA CORPORATION
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
        ($ in thousands, except per share amounts)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim consolidated financial statements, although not necessarily indicative of results of operations for the entire fiscal year, include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results for the periods covered. They have been prepared by Smith Corona Corporation (the "Company") without audit in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended June 30, 1994, as contained in the Company's Annual Report to Stockholders on Form 10-K.


NOTE 2 - CONTINGENCIES

     Certain past practices of the Company regarding hazardous substances and/or hazardous wastes are the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities. At September 30, 1994 and June 30, 1994, the Company recorded approximately $3,131 and $3,274, respectively, related to environmental matters, of which $128 and $606, respectively, are classified as a current liability in the consolidated balance sheets. Certain estimated costs of performing environmental remediation were discounted at a rate of 5% per annum based on the estimated timing of such payments. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

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

     On June 8, 1990, the Company filed suit in the United States District Court for the District of Tennessee against Pelikan, Inc. alleging patent infringement and false advertising. On February 24, 1992, the Court entered a judgment awarding the Company approximately $3,120 plus post-judgment interest.
Pelikan filed an appeal, petitioning for a rehearing by the Court of Appeals, and subsequently offered to pay to the Company a portion of the judgment aggregating approximately $1,900. The $1,900 portion of the judgment was reflected in the June 30, 1993 financial statements. Pelikan's petition for rehearing was subsequently denied and on August 9, 1993, the Company and Pelikan entered into an agreement pursuant to which Pelikan agreed to pay $525 to the Company for fees, expenses and costs incurred in the suit along with the remaining $1,220 judgment.
On August 11, 1993, Pelikan paid the settlement amount to the Company and satisfied the judgment, including interest.

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

NOTE 3 - INVENTORIES

     A summary of inventories, by major classification, is as follows:

                                September 30,       June 30,
                                     1994             1994
                                       ($ in thousands)
Raw materials and supplies         $ 2,667          $ 2,612
Work-in-process                     26,744           27,796
Finished goods                      41,828           34,190
     Total                          71,239           64,598

Lifo reserve                          (351)            (351)
     Total                         $70,888          $64,247

NOTE 4 - RESTRUCTURING COSTS

     Over the past few years, the Company has faced intense competition from foreign producers. In July 1992, in order to maintain its leadership as the low-cost producer in a highly competitive worldwide business, the Board of Directors approved, and the Company announced, a plan to phase out the Company's manufacturing operations in Cortland, New York and relocate them to a new facility in Mexico. As a result of this decision, during fiscal 1993, the Company provided $16,500 in restructuring charges, of which approximately $3,000 was non-cash in nature. Now that the Mexican facility is fully operational, this action is expected to result in lower manufacturing costs of approximately $15,000 annually, primarily due to lower labor costs. The activity in the restructuring accrual is as follows:

                                              Asset
($ in thousands)              Severance    Impairments    Total
June 30, 1994 balance          $3,305         $827        $4,132
Activity                         (806)           -          (806)
September 30, 1994 balance     $2,499         $827        $3,326

NOTE 5 - CASH FLOWS

     Aggregate borrowings under the Company's revolving credit facility amounted to $355,549 and $230,188 for the three months ended September 30, 1994 and 1993, respectively, while aggregate repayments were $355,051 and $228,857 for the same periods, respectively.



NOTE 6 - DISCONTINUED OPERATIONS

     On July 5, 1994 the Company sold substantially all of the assets and liabilities of SCM Office Supplies, Inc., a wholly-owned subsidiary. The sale proceeds of approximately $13.0 million were used to reduce the Company's debt. Accordingly, the prior year income statement reflects SCM Office Supplies, Inc.'s operating results as discontinued operations and the balance sheet segregates the net assets of discontinued operations.

NOTE 7 - DIVIDENDS

     On August 18, 1994, the Board of Directors declared a quarterly cash dividend of $.05 per share of common stock payable on October 5, 1994 to stockholders of record as of September
20, 1994. The dividend in the first quarter of fiscal 1994 was $.05 per share of common stock.

NOTE 8 - SUBSEQUENT EVENT

     On November 4, 1994 the Company sold substantially all of the assets and liabilities of Histacount Corporation, a wholly-owned subsidiary, for $14.5 million subject to final closing balance sheet adjustment. The sale proceeds will be used to reduce the Company's debt. The Company will realize an after-tax gain on the sale, including utilization of a capital tax-loss carry-forward, of approximately $8.6 million, or $.29 per share.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

                       Results of Operations

     Net sales during the quarter ended September 30, 1994 of $64.1 million declined $12.2 million or 16.0 percent from $76.3 million for the same period in fiscal 1994 of which approximately $11.1 million relates to a decline in volume. Last year's quarter results benefited from shipments of new model year products. In addition to the volume decline, domestic product prices declined from a year ago. New product sales increased $1.9 million over the previous year. Internationally, new product sales and improved product mix offset volume declines in core products.

    Gross margin, as a percentage of net sales, was 23.2 percent as compared to 25.9 percent for the comparable quarter last year. Included in last year's gross margin was a benefit of $1.8 million pretax (2.4 percent of net sales), representing the final payment from Pelikan, Inc. in a patent infringement case. In spite of price reductions experienced in the first quarter of fiscal year 1995, the gross margin percentage on manufactured products was maintained through lower product costs, primarily labor in the Mexican manufacturing operations.

     Selling, administrative and research expenses decreased $1.0 million or 7.2 percent from the prior fiscal 1994 quarter primarily as a result of lower selling expenses.

     The Company's effective tax rate was 37.0 percent as compared to 34.0 percent for the same period a year ago. The change in the effective tax rate relates principally to the expiration of the "pioneer tax status" at the Company's Singapore location late in fiscal 1994.


                    Financial Condition

     The Company's primary sources of liquidity and capital resources, on both a short- and long-term basis, are cash flows generated from operations and borrowings under its credit facility.

     During the quarter ended September 30, 1994, the Company's operating activities employed $13.8 million of cash largely as a result of increased receivables and inventories. Accounts receivable increased $6.6 million from June 30, 1994 primarily
related to increased sales late in the quarter.   Inventories
also increased $6.6 million as reductions in production levels lagged sales declines. A quarterly cash dividend of $1.5 million ($.05 per share) was paid in each of the first fiscal quarters. On October 25, 1994, management announced it will recommend to the Board of Directors a reduction in dividends by up to 50 percent at the Board of Directors' meeting scheduled for November 15, 1994. The Company had no material commitments for capital expenditures at September 30, 1994.

     The Company's borrowing resources at September 30, 1994 consisted of a revolving credit agreement with two banks, which provides availability of $32.0 million expiring on June 25, 1996. The Company also has an uncommitted line of credit arrangement which was reduced from $20.0 million at June 30, 1994 to $10.0 million on November 4, 1994. Bank loans remained at approximately the same levels as the $13.0 million proceeds from the sale of SCM Office Supplies, Inc., used to pay down bank loans, was offset by increased accounts receivables and inventories.

     From time to time the Company enters into foreign exchange contracts to reduce its exposure to foreign currency rate changes. As of September 30, 1994 the Company had approximately $16.9 million of such contracts outstanding which mature at various dates through June 28, 1995. Gains and losses on these contracts are recorded in net income in the period in which the exchange rate changes.

     The Company believes that its funds generated from operations together with its borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.

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

               27    Financial Data Schedule

          (b)  Reports on Form 8-K

          One Current Report on Form 8-K was filed with the Commission during the first quarter of the Company's
          1995 fiscal year.

          1. The Form 8-K Current Report dated July 19, 1994 reported a press release under Item 2 announcing the Company sold substantially all the assets and liabilities of SCM Office Supplies, Inc., a wholly-owned subsidiary, to Ampad Corporation.

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SMITH CORONA CORPORATION




November 14, 1994             By: /s/  Thomas C. DeFazio
                                  ----------------------
                                  Thomas C. DeFazio
                                  Executive Vice President and
                                  Chief Financial Officer


                              By: /s/  John A. Piontkowski
                                  ------------------------
                                  John A. Piontkowski
                                  Vice President & Controller
                                  (Principal Accounting Officer)