Form 10-Q
period 1994-12-31
SMITH CORONA CORP
filed 1995-02-13
CIK 851292

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended December 31, 1994

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

                                             Outstanding at
          Class                              February 6, 1995

Common Stock, par value $.01                    30,250,000
per share




                    SMITH CORONA CORPORATION

                             INDEX


                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - December 31, 1994
          and June 30, 1994                                     1

          Consolidated Income Statements - For the three and
          six months ended December 31, 1994 and 1993           2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the six months ended
          December 31, 1994                                     3

          Consolidated Statements of Cash Flows - For the
          six months ended December 31, 1994 and 1993           4


          Notes to Consolidated Financial Statements          5-9


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                 9-11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    11

Item 4.   Submission of Matters to a Vote of Security Holders  11

Item 6.   Exhibits and Reports on Form 8-K                  11-12


Signatures                                                     13

Exhibit Index





                         SMITH CORONA CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)

                                        December 31,    June 30,
                                            1994         1994
ASSETS                                                 (audited)
  Current assets:
    Cash and cash equivalents               $  9,258    $  6,472
    Accounts receivable (net of allowance
      for doubtful accounts of $1,386 and
      $1,512, respectively)                   56,084      48,210
    Inventories                               63,095      62,695
    Prepaid expenses and other current
      assets                                   3,192       3,716
    Deferred income taxes                      9,143      10,131
    Net assets of discontinued operations          -      19,072
    Total current assets                     140,772     150,296

  Property, plant and equipment, net          35,865      36,782
  Deferred income taxes                        7,708       4,371
  Other assets                                 2,479       2,239

    TOTAL                                   $186,824    $193,688

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                          $ 19,234    $ 27,379
    Accrued liabilities                       26,121      26,935
    Income taxes payable                       5,732       5,001
    Dividends payable                            756       1,512
    Total current liabilities                 51,843      60,827

  Bank loans                                  15,000      20,002
  Postretirement benefits                     12,585      12,650
  Pension liability                           19,224      20,361
  Other long-term liabilities                  4,344       4,126
    Total liabilities                        102,996     117,966
  Stockholders' equity:
    Common stock-30,250,000 shares issued
       and outstanding                           303         303
    Additional paid-in capital                44,697      44,697
    Retained earnings                         38,828      30,722
    Total stockholders' equity                83,828      75,722

    TOTAL                                   $186,824    $193,688

See accompanying notes to consolidated financial statements.




                         SMITH CORONA CORPORATION
                      CONSOLIDATED INCOME STATEMENTS
                 ($ in thousands, except per share amounts)


                                Three months ended    Six months ended
                                   December 31,         December 31,
                                  1994      1993       1994      1993


Net sales                      $ 63,351  $ 74,137     $123,465  $146,354
Cost of goods sold               50,076    60,036       97,179   114,417
  Gross margin                   13,275    14,101       26,286    31,937
Selling, administrative
  and research expenses          12,449    12,856       23,719    24,996

Operating income                    826     1,245        2,567     6,941
Interest expense                    312       173          555       366

Income from continuing
  operations before income
  taxes                             514     1,072        2,012     6,575
Income taxes                        190       364          744     2,235
Income from continuing
  operations                        324       708        1,268     4,340
Discontinued operations (net of
  income taxes):
   Income from operations           115       836          385     1,231
   Gain on disposal of
    discontinued operations       8,722         -        8,722         -
Net income                      $ 9,161   $ 1,544      $10,375   $ 5,571

Earnings per common share-
Income from continuing
  operations                       $.01      $.02         $.04      $.14
Discontinued operations (net of
  income taxes):
   Income from operations             -       .03          .01       .04
   Gain on disposal of
    discontinued operations         .29         -          .29         -

Net income per share               $.30      $.05         $.34      $.18

See accompanying notes to consolidated financial statements.




                         SMITH CORONA CORPORATION
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the six months ended December 31, 1994
                ($ in thousands, except per share amounts)

                                    Additional
                           Common   Paid-In    Retained
                            Stock   Capital    Earnings   Total

Balance June 30, 1994        $303   $44,697     $30,722  $75,722

Net income                      -         -      10,375   10,375

Dividends declared
 ($.075 per share)              -         -      (2,269)  (2,269)
Balance December 31, 1994    $303   $44,697     $38,828  $83,828

See accompanying notes to consolidated financial statements.




                  SMITH CORONA CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)

                                               Six months ended
                                                 December 31,

                                                  1994    1993
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $10,375  $ 5,571
  Adjustments to reconcile net
    income to net cash (used in) provided by
    continuing operating activities:
      Discontinued operations                    (9,107)  (1,231)
      Depreciation and amortization               2,913    2,507
      Deferred income taxes                      (2,349)   1,860
      Other noncash items                           627        -
      Changes in assets and liabilities:
          Accounts receivable                    (7,874) (21,970)
          Inventories                              (400)  21,134
          Prepaid expenses and
            other current assets                    524     (767)
          Other assets                             (262)    (510)
          Trade payables                         (8,145)  (3,371)
          Accrued liabilities and income taxes
           payable                                  (83)  (1,675)
          Postretirement benefits and pension
           liability                             (1,202)     552
          Other long-term liabilities               218      322
  Net cash (used in) provided by continuing
    operations                                  (14,765)   2,422
  Net cash provided by discontinued
    operations                                      679    1,787
  Net cash (used in) provided by operating
    activities                                  (14,086)   4,209
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of discontinued
    operations                                   27,500        -
  Capital expenditures                           (2,601)  (4,885)
  Net cash provided by (used in) investing
    activities                                   24,899   (4,885)
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank loans, net                                (5,002)  (2,669)
  Dividends paid                                 (3,025)  (3,025)
  Net cash used in financing activities          (8,027)  (5,694)
  Increase (decrease) in cash and cash
    equivalents                                   2,786   (6,370)
  Cash and cash equivalents:
    At beginning of period                        6,472   13,800
    At end of period                            $ 9,258  $ 7,430

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

     Certain reclassifications have been made to the prior year's financial statements to conform with the current presentation.
In addition, amounts in the prior year's financial statements have been reclassified to reflect continuing operations (see Note 6).


NOTE 2 - CONTINGENCIES

     Certain past practices of the Company regarding hazardous substances and/or hazardous wastes are the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities. At December 31, 1994 and June 30, 1994, the Company recorded approximately $3,077 and $3,274, respectively, related to environmental matters, of which $395 and $606, respectively, are classified as a current liability in the consolidated balance sheets. Certain estimated costs of performing environmental remediation were discounted at a rate of 5% per annum based on the estimated timing of such payments. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

     The Company is involved in proceedings with the New York Department of Environmental Conservation (the "DEC") and the United States Environmental Protection Agency regarding the clean-up of a now-closed manufacturing facility and certain waste disposal sites in upstate New York. The remedial investigation and feasibility study of the now-closed manufacturing facility site has been completed. The feasibility study report has been approved by the DEC and the record of decision has been finalized. On March 31, 1993, the Company executed a final signed consent order from the DEC and remedial actions commenced. Remediation activities at the site have been delayed as a result of an extension of the public comment period to address the remediation plan approved by the DEC. Management believes that the Company has made adequate provision for the approved remediation activities.

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

     On November 4, 1994, the Company instituted an action against CoStar Corporation ("CoStar") in the United States
District Court for the District of Connecticut. This action relates to envelope printers purchased by the Company from CoStar and label printers manufactured by a third party for the Company.
The Company seeks rescission of two agreements relating to the envelope printers, damages and a declaratory judgment on certain issues relating to the label printer. On November 5, 1994, CoStar served its answer and counterclaim and impleaded DH Technologies, Inc., the manufacturer of one of the envelope printer models. In that pleading, CoStar also seeks rescission of the envelope printer agreements, a declaratory judgment on certain issues relating to the label printer and other equitable relief and damages. As of the date of this filing, the Company and CoStar have reached an agreement in principle settling the litigation. The agreement does not involve the payment of damages by either party.

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

NOTE 3 - INVENTORIES

     A summary of inventories, by major classification, is as follows:

                                December 31,        June 30,
                                     1994             1994
                                       ($ in thousands)
Raw materials and supplies         $ 1,254          $ 1,352
Work-in-process                     23,199           27,702
Finished goods                      38,642           33,641
     Total                         $63,095          $62,695

NOTE 4 - RESTRUCTURING COSTS

     Over the past few years, the Company has faced intense competition from foreign producers. In July 1992, in order to maintain its leadership as the low-cost producer in a highly competitive worldwide business, the Board of Directors approved, and the Company announced, a plan to phase out the Company's manufacturing operations in Cortland, New York and relocate them to a new facility in Mexico. As a result of this decision, during fiscal 1993, the Company provided $16,500 in restructuring charges, of which approximately $3,000 was non-cash in nature. Now that the Mexican facility is fully operational, this action is expected to result in lower manufacturing costs of approximately $15,000 annually, primarily due to lower labor costs. The fiscal 1995 activity in the restructuring accrual is as follows:

                                              Asset
($ in thousands)              Severance    Impairments    Total
June 30, 1994 balance          $3,305         $827        $4,132
Activity                       (1,473)        (571)       (2,044)
December 31, 1994 balance      $1,832         $256        $2,088

NOTE 5 - CASH FLOWS

     Aggregate borrowings under the Company's revolving credit facility amounted to $560,008 and $381,567 for the six months ended December 31, 1994 and 1993, respectively, while aggregate repayments were $565,010 and $384,236 for the same periods, respectively.


NOTE 6 - DISCONTINUED OPERATIONS

     On November 4, 1994 the Company sold substantially all of the assets and liabilities of Histacount Corporation, a wholly-owned subsidiary, for $14,500 subject to final closing balance sheet adjustment. The after-tax gain on the sale includes utilization of a capital tax-loss carry-forward. On July 5, 1994 the Company sold substantially all of the assets and liabilities of SCM Office Supplies, Inc., a wholly-owned subsidiary, for $13,000. The proceeds from the two sales were used to reduce the Company's debt.

     Accordingly, the prior year income statement reflects SCM
Office Supplies, Inc.'s and Histacount Corporation's operating results as discontinued operations and the balance sheet segregates the net assets of discontinued operations.

     Net assets and summary operating results of discontinued operations are as follows:

     ($ in thousands)              June 30, 1994
     Current assets                   $15,665
     Non-current assets                10,396
     Total liabilities                 (6,989)
          Net assets                  $19,072

                           Three months ended    Six months ended
                              December 31,         December 31,
($ in thousands)             1994       1993      1994      1993
Net sales                   $1,747    $20,580    $5,774   $43,515
Income from operations
  before income taxes         $182     $1,263      $612    $1,866
Income taxes                    67        427       227       635
Net income from operations     115        836       385     1,231
Gain on disposal of assets
  (net of tax benefit
  of $285)                   8,722          -     8,722         -

  Net income                $8,837    $   836    $9,107   $ 1,231

NOTE 7 - DIVIDENDS

     On November 15, 1994, the Board of Directors declared a quarterly cash dividend of $.025 per share of common stock payable on January 6, 1995 to stockholders of record as of December 20, 1994. The dividend in the second quarter of fiscal 1994 was $.05 per share of common stock.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

                       Results of Operations

     Net sales of $63.4 million for the quarter ended December 31, 1994 decreased 14.4 percent from last year's second quarter net sales of $74.1 million. Competitive product pricing actions in core products persisted in the second quarter. Although the Company responded with selective price reductions, it did not meet all price cuts and consequently experienced a decline in typewriter and personal word processor volume, both in the domestic and international markets. The year-to-year decrease in second quarter sales was approximately two thirds volume related and one third price related. New product sales for the quarter increased approximately $2.0 million over the prior year with the growth in volumes of facsimile machines, laminators and PC label printers.

     During the six months ended December 31, 1994, net sales were $123.5 million, a 15.6 percent decrease from last year's comparable period net sales of $146.4 million. Approximately three quarters of the decrease related to lower volumes with the balance relating to pricing reductions. New product net sales for the six month period were $6.7 million as compared with $2.8 million for last year.

     Gross margin, as a percentage of net sales, was 21.0 percent and 21.3 percent for the three and six months ended December 31, 1994, as compared to 19.0 percent and 21.8 percent, respectively, for the comparable periods last year. Included in gross margin for the six months ended December 31, 1993, was a benefit of $1.8 million pretax (1.2 percent of net sales), representing the final payment from Pelikan, Inc. in a patent infringement case. In spite of price reductions, the gross margin percentage on manufactured products was improved through lower product costs, primarily labor in the Mexican manufacturing operations.

     Selling, general and administrative expenses for the three and six months ended December 31, 1994 decreased $.4 million and $1.3 million, respectively over the comparable prior periods.
The decrease for the six month period was primarily the result of lower employee-related expenses partially offset by higher advertising and marketing expenses.

     The Company's effective tax rate was 37.0 percent for the three and six months ended December 31, 1994 as compared to 34.0 percent for the comparable periods a year ago. The change in the effective tax rate relates principally to the projected mix of domestic and foreign source income.

                      Financial Condition

     The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash flows generated from operations and borrowings under its credit facility.

     Income from continuing operations has been adversely impacted by lower sales volumes and price reductions. The Company's future operating results are dependent upon its ability to continually adjust to the keenly competitive market environment. Management, in conjunction with a Special Committee of the Board of Directors, continues to look at opportunities to enhance shareholder value, including reviewing product cost improvements, other cost reduction measures and strategic alliances.

     During the six months ended December 31, 1994, the Company's operating activities employed $14.1 million of cash largely as a result of increased receivables and decreased trade payables. Accounts receivable increased $7.9 million from June 30, 1994 primarily related to increased sales late in the quarter and changes in customer payment terms. Trade payables decreased $8.1 million from June 1994 as a result of lower production levels.

     A quarterly cash dividend of $1.5 million ($.05 per share) was paid in each fiscal year's first and second quarters. After reviewing the first quarter results and the outlook for the remainder of the fiscal year, management recommended to the Board of Directors a reduction in the dividend of up to 50 percent. On November 15, 1994, the Board of Directors voted to reduce the quarterly dividend by 50 percent to $.025 per share effective with the dividend paid on January 6, 1995.

     The Company's borrowing resources at December 31, 1994 consisted of a revolving credit agreement with two banks, which provides availability of $32.0 million. The Company is currently in the process of renegotiating its revolving credit agreement which expires on June 25, 1996. The Company also had an uncommitted line of credit agreement of $20.0 million at June 30, 1994 which was eliminated on January 31, 1995. At
December 31, 1994, bank loans had been reduced to $15.0 million from $20.0 million at June 30, 1994. Proceeds from the sale of discontinued operations of $27.5 million were used to pay down bank loans which were subsequently increased to finance accounts receivable and payment of accounts payable. The Company had no material commitments for capital expenditures at December 31, 1994.

     From time to time the Company enters into foreign exchange contracts to reduce its exposure to foreign currency rate changes. As of December 31, 1994, the Company had approximately $10.0 million of such contracts outstanding which mature at various dates through June 28, 1995. Recognized gains and losses on these contracts are recorded in net income in the period in which the exchange rate changes.

     The Company believes that its funds generated from operations, together with its borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.


PART II - Other Information

Item 1.   Legal Proceedings.

          Information required by this item is incorporated by reference from "Note 2 - Contingencies" in the Notes to Consolidated Financial Statements appearing on page 5 of this Form 10-Q Quarterly Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

          At the Annual Meeting of Stockholders of the Company held on November 15, 1994, the following individuals were elected directors of the Company:

                              Total Votes         Total Votes
            Directors             For               Withheld
            ---------         -----------         -----------
            G.L. Thompson     28,409,350              784,601
            W.D. Henderson    28,395,947              798,004
            D.H. Clarke       27,658,747            1,535,204
            T.C. DeFazio      28,389,745              804,206
            G.H. Hempstead    28,452,652              741,299
            J.G. Raos         28,523,456              670,495
            C.C. Sergeant     28,417,579              776,372
            R. Van Buren      28,511,906              682,045
            R.R. West         28,446,702              747,249
            R.J. Kammerer     28,443,286              750,665

          At the same meeting, the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company for the fiscal year ending June 30, 1995 was ratified by a vote of 28,823,123 for, 221,803 against, and 149,025 abstaining.

          The Amendment to the Smith Corona Corporation 1990
          Stock Option Plan was also approved by a vote of 27,473,134 for, 1,091,697 against, 595,040 abstaining and 34,080 did not vote.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.12  Smith Corona Corporation 1990 Stock
                      Option Plan, adopted effective as of
                      December 1, 1989, amended through
                      November 15, 1994.

               10.44 Asset Purchase Agreement, dated as of
                     November 4, 1994, by and among HC Delaware
                     Acquisition Corporation (the "Purchaser"),
                     Histacount Corporation (the "Seller") and
                     Smith Corona Corporation (the
                     "Stockholder").

               27    Financial Data Schedule

          (b)  Reports on Form 8-K

          One Current Report on Form 8-K was filed with the Commission during the second quarter of the Company's
          1995 fiscal year.

          1. The Form 8-K Current Report dated November 10, 1994 reported a press release under Item 5 announcing the Company consummated the sale of substantially all of the assets and liabilities of Histacount Corporation, a wholly-owned subsidiary of the Company, to a subsidiary of CSS Industries, Inc.




                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SMITH CORONA CORPORATION




February 13, 1995             By: /s/  Thomas C. DeFazio
                                  ----------------------
                                  Thomas C. DeFazio
                                  Executive Vice President and
                                  Chief Financial Officer


                              By: /s/  John A. Piontkowski
                                  ------------------------
                                  John A. Piontkowski
                                  Vice President & Controller
                                  (Principal Accounting Officer)




                         EXHIBIT INDEX


Exhibit

10.12 Smith Corona Corporation 1990 Stock Option Plan, adopted effective as of December 1, 1989, amended through November 15, 1994.

10.44 Asset Purchase Agreement, dated as of November 4, 1994, by and among HC Delaware Acquisition Corporation (the
          "Purchaser"), Histacount Corporation (the "Seller") and
          Smith Corona Corporation (the "Stockholder").

27        Financial Data Schedule