Form 10-Q
period 1995-03-31
SMITH CORONA CORP
filed 1995-05-15
CIK 851292

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1995

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

                                             Outstanding at
          Class                              May 8, 1995

Common Stock, par value $.01                    30,250,000
per share
                    SMITH CORONA CORPORATION

                             INDEX


                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1995
          and June 30, 1994                                     1

          Consolidated Income Statements - For the three and
          nine months ended March 31, 1995 and 1994             2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the nine months ended
          March 31, 1995                                        3

          Consolidated Statements of Cash Flows - For the
          nine months ended March 31, 1995 and 1994             4


          Notes to Consolidated Financial Statements         5-10


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                10-13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    13

Item 6.   Exhibits and Reports on Form 8-K                  13-14


Signatures                                                     15

Exhibit Index

                         SMITH CORONA CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)

                                          March 31,    June 30,
                                            1995         1994
                                                       (audited)
ASSETS
  Current assets:
    Cash and cash equivalents               $  6,631    $  6,472
    Accounts receivable (net of allowance
      for doubtful accounts of $1,561 and
      $1,512, respectively)                   34,905      48,210
    Inventories                               63,423      62,695
    Prepaid expenses and other current
      assets                                   3,195       3,716
    Deferred income taxes                      9,041      10,131
    Net assets of discontinued operations          -      19,072
    Total current assets                     117,195     150,296

  Property, plant and equipment, net          34,103      36,782
  Deferred income taxes                       14,375       4,371
  Other assets                                 1,847       2,239

    TOTAL                                   $167,520    $193,688

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                          $ 17,553    $ 27,379
    Accrued liabilities                       26,640      26,935
    Income taxes payable                       4,776       5,001
    Dividends payable                            756       1,512
    Total current liabilities                 49,725      60,827

  Bank loans                                  11,000      20,002
  Postretirement benefits                     12,704      12,650
  Pension liability                           18,675      20,361
  Other long-term liabilities                  4,446       4,126
    Total liabilities                         96,550     117,966
  Stockholders' equity:
    Common stock-30,250,000 shares issued
       and outstanding                           303         303
    Additional paid-in capital                44,697      44,697
    Retained earnings                         25,970      30,722
    Total stockholders' equity                70,970      75,722

    TOTAL                                   $167,520    $193,688

See accompanying notes to consolidated financial statements.

                         SMITH CORONA CORPORATION
                      CONSOLIDATED INCOME STATEMENTS
                 ($ in thousands, except per share amounts)

                                Three months ended    Nine months ended
                                     March 31,            March 31,
                                  1995      1994       1995      1994

Net sales                      $ 31,384  $ 60,528     $154,849  $206,882
Cost of goods sold               36,249    48,161      133,428   162,578
  Gross margin                   (4,865)   12,367       21,421    44,304
Selling, administrative
  and research expenses          14,177    12,160       37,896    37,156

Operating income (loss)         (19,042)      207      (16,475)    7,148
Interest expense                    166       131          721       497

Income (loss) from continuing
  operations before income
  taxes                         (19,208)       76      (17,196)    6,651
Income taxes (benefit)           (7,106)       26       (6,362)    2,261
Income(loss) from continuing
  operations                    (12,102)       50      (10,834)    4,390
Discontinued operations (net of
  income taxes):
   Income from operations             -     1,337          385     2,568
   Gain on disposal of
    discontinued operations           -         -        8,722         -
Net income (loss)              ($12,102) $  1,387     ($ 1,727) $  6,958

Earnings per common share-
Income (loss) from continuing
  operations                      ($.40)     $.01        ($.36)     $.15
Discontinued operations (net of
  income taxes):
   Income from operations             -       .04          .01       .08
   Gain on disposal of
    discontinued operations           -         -          .29         -

Net income (loss) per share       ($.40)     $.05        ($.06)     $.23

See accompanying notes to consolidated financial statements.

                         SMITH CORONA CORPORATION
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the nine months ended March 31, 1995
                ($ in thousands, except per share amounts)

                                    Additional
                           Common   Paid-In    Retained
                            Stock   Capital    Earnings   Total

Balance June 30, 1994        $303   $44,697     $30,722  $75,722

Net loss                        -         -      (1,727)  (1,727)

Dividends declared
 ($.10 per share)               -         -      (3,025)  (3,025)
Balance March 31, 1995       $303   $44,697     $25,970  $70,970

See accompanying notes to consolidated financial statements.

                  SMITH CORONA CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)

                                                Nine months ended
                                                    March 31,
                                                  1995    1994
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            ($ 1,727) $ 6,958
  Adjustments to reconcile net
    income (loss) to net cash (used in)
    provided by continuing operating
    activities:
      Discontinued operations                    (9,107)  (2,568)
      Depreciation and amortization               4,972    3,673
      Deferred income taxes                      (8,914)   1,142
      Other noncash items                           772        9
      Changes in assets and liabilities:
          Accounts receivable                    13,305  (19,194)
          Inventories                              (728)  16,630
          Prepaid expenses and
            other current assets                    521   (1,120)
          Other assets                              395     (465)
          Trade payables                         (9,826)   4,636
          Accrued liabilities and income taxes
           payable                                 (520)  (4,228)
          Postretirement benefits and pension
           liability                             (1,632)     380
          Other long-term liabilities               320      471
  Net cash (used in) provided by continuing
    operations                                  (12,169)   6,324
  Net cash provided by discontinued
    operations                                      679    2,443
  Net cash (used in) provided by operating
    activities                                  (11,490)   8,767
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of discontinued
    operations                                   27,500        -
  Capital expenditures                           (3,068)  (7,588)
  Net cash provided by (used in) investing
    activities                                   24,432   (7,588)
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank loans, net                                (9,002)  (5,669)
  Dividends paid                                 (3,781)  (4,537)
  Net cash used in financing activities         (12,783) (10,206)
  Increase (decrease) in cash and cash
    equivalents                                     159   (9,027)
  Cash and cash equivalents:
    At beginning of period                        6,472   13,800
    At end of period                            $ 6,631  $ 4,773

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

     Certain reclassifications have been made to the prior year's financial statements to conform with the current presentation.
In addition, amounts in the prior year's financial statements have been reclassified to reflect continuing operations (see Note
7).


NOTE 2 - CONTINGENCIES

     Certain past practices of the Company regarding hazardous substances and/or hazardous wastes are the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities. At March 31, 1995 and June 30, 1994, the Company recorded approximately $3,067 and $3,274, respectively, related to environmental matters, of which $347 and $606, respectively, are classified as a current liability in the consolidated balance sheets. Certain estimated costs of performing environmental remediation were discounted at a rate of 5% per annum based on the estimated timing of such payments. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

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

     On November 4, 1994, the Company instituted an action against CoStar Corporation ("CoStar") in the United States District Court for the District of Connecticut. This action relates to envelope printers purchased by the Company from CoStar and label printers manufactured by a third party for the Company. The Company seeks rescission of two agreements relating to the envelope printers, damages and a declaratory judgment on certain issues relating to the label printer. On November 5, 1994, CoStar served its answer and counterclaim and impleaded DH Technologies, Inc., the manufacturer of one of the envelope printer models. In that pleading, CoStar also seeks rescission of the envelope printer agreements, a declaratory judgment on certain issues relating to the label printer and other equitable relief and damages. As of the date of this filing, the Company and CoStar have reached an agreement in principle settling the litigation. The agreement involves the netting of certain obligations of the parties and the return of certain tooling and equipment to CoStar by the Company, which resulted in a $1,300 pretax third quarter charge.

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


NOTE 3 - INVENTORIES

     A summary of inventories, by major classification, is as follows:

                                   March 31,         June 30,
                                     1995             1994
                                       ($ in thousands)
Raw materials and supplies         $ 1,275          $ 1,352
Work-in-process                     22,589           27,702
Finished goods                      39,559           33,641
     Total                         $63,423          $62,695


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

                                              Asset
($ in thousands)              Severance    Impairments    Total
June 30, 1994 balance          $3,305         $827        $4,132
Activity                       (1,793)        (680)       (2,473)
March 31, 1995 balance         $1,512         $147        $1,659


     See Note 9 for additional restructuring activities announced in May 1995.

NOTE 5 - CASH FLOWS

     Aggregate borrowings under the Company's revolving credit facility amounted to $594,008 and $501,832 for the nine months ended March 31, 1995 and 1994, respectively, while aggregate repayments were $603,010 and $507,501 for the same periods, respectively.


NOTE 6 - BANK LOANS

     On April 7, 1995, the Company entered into an Amended and Restated Revolving Credit Agreement (the "Credit Facility") with two banks (the "Lenders"), the use of which is generally to satisfy working capital requirements. The Credit Facility provides for extensions of revolving credit loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $30,000 up through March 30, 1996; the aggregate principal amount of such lending commitment reduces to an amount not in excess of $25,000 from March 31, 1996 through the July 1, 1996 termination date. The Credit Facility is secured by a security interest in the domestic assets of the Company pursuant to a Security Agreement of even
date therewith.   Interest is at variable rates equal to the
greater of the prime rate of interest, the base certificate of deposit rate plus 1.0 percent or the federal funds effective rate plus .5 percent for any day. A fee is payable quarterly on the commitment.

     The Credit Facility contains certain covenants including restrictions on payment of dividends, and limitations on sale of assets, capital expenditures, incurrence of other debt, liens or guarantees and making of investments, loans and advances. The primary financial covenants include not permitting consolidated tangible net worth at the end of any fiscal quarter to be (a) less than it was as of March 31, 1995 minus $3,000 plus (b) 80.0 percent of consolidated net income for all full fiscal quarters subsequent to March 31, 1995, maintaining a ratio of current assets (other than inventories) to current liabilities (other than loans outstanding under the Credit Facility) of at least 0.9 to 1.0 and maintaining minimum operating profit levels (see Note
9).


NOTE 7 - DISCONTINUED OPERATIONS

     On November 4, 1994 the Company sold substantially all of the assets and liabilities of Histacount Corporation, a wholly-owned subsidiary, for $14,500. The after-tax gain on the sale includes utilization of a capital tax-loss carry-forward. On
July 5, 1994 the Company sold substantially all of the assets and liabilities of SCM Office Supplies, Inc., a wholly-owned subsidiary, for $13,000. The proceeds from the two sales were used to reduce the Company's debt.

     Accordingly, the prior year income statement reflects SCM
Office Supplies, Inc.'s and Histacount Corporation's operating results as discontinued operations and the balance sheet segregates the net assets of discontinued operations.

     Net assets and summary operating results of discontinued operations are as follows:


     ($ in thousands)              June 30, 1994
     Current assets                   $15,665
     Non-current assets                10,396
     Total liabilities                 (6,989)
          Net assets                  $19,072


                           Three months ended   Nine months ended
                                 March 31,           March 31,
($ in thousands)             1995       1994      1995      1994
Net sales                        -    $21,601    $5,774   $65,116
Income from operations
  before income taxes            -     $2,026      $612    $3,892
Income taxes                     -        689       227     1,324
Net income from operations       -      1,337       385     2,568
Gain on disposal of assets
  (net of tax benefit
  of $285)                       -          -     8,722         -

  Net income                     -    $ 1,337    $9,107   $ 2,568


NOTE 8 - DIVIDENDS

     On February 7, 1995, the Board of Directors declared a quarterly cash dividend of $.025 per share of common stock payable on April 6, 1995 to stockholders of record as of March 22, 1995. The dividend in the third quarter of fiscal 1994 was $.05 per share of common stock. On May 4, 1995 the Board of Directors elected to omit the dividend until operating results improve.

NOTE 9 - SUBSEQUENT EVENT

     On May 8, 1995 the Company announced a major restructuring plan whereby the Company's typewriter manufacturing will be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action will result in the termination of approximately 1,300 workers in Singapore and Batam who will be replaced with approximately 800 workers in Mexico. This action is expected to save approximately $9,000 pretax annually primarily through lower labor costs as well as the greater utilization of the Mexico facility. The Company will place its Singapore facility up for sale and expects to generate a gain on the sale. The relocation and the sale of the facility are expected to be completed by the end of fiscal 1996.

     In addition to the relocation of the typewriter manufacturing to Mexico, the Company will also eliminate approximately 250 support positions of which 200 relate to support staff including research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations. The remaining 50 positions to be eliminated relate to the support of its Mexico manufacturing operation. Approximately $12,000 in additional annual pretax savings are expected from elimination of these support positions. These reductions should be completed by the end of the first quarter of fiscal 1996.

     The net result of these actions will be to reduce the Company's workforce of 2,900 by approximately 750.

     As a result of these actions, the Company will take a pretax charge of approximately $22,000 in the fourth quarter of fiscal 1995, of which approximately $5,300 represents primarily non-cash machinery and equipment asset write-offs, and the remainder relates to employee severance. Additionally, certain costs, primarily relating to the move of machinery and equipment, temporary lease-back of facilities, and renovations, of approximately $6,200 pretax, do not qualify as exit costs of the plan and as such will be recognized as charges to operations as incurred during fiscal year 1996.

     While the restructuring charge will cause an event of default under the terms of the Credit Facility, the Company is in discussions with its Lenders and expects to reach agreement on an appropriate waiver and amendment in the near future.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

                       Results of Operations

     Net sales of $31.4 million for the quarter ended March 31, 1995 decreased 48.1 percent from last year's second quarter net sales of $60.5 million. Typewriter and personal word processor volumes are sharply lower than a year ago, both domestically and internationally, as a result of a continuing difficult competitive environment. The Company believes that the market for typewriter and personal word processors is declining along with its share of that market. The decrease in third quarter sales was approximately 76.0 percent volume related and 24.0 percent price related. New product sales for the quarter increased approximately $1.2 million over the prior year.

     During the nine months ended March 31, 1995, net sales were $154.8 million, a 25.2 percent decrease from last year's comparable period net sales of $206.9 million. Approximately
77.0 percent of the decrease related to lower volumes with the balance relating to pricing reductions. New product net sales for the nine month period were $9.5 million as compared with $4.1 million for last year.

     In the third quarter the Company had a loss in gross margin, as a percentage of net sales, of 15.5 percent reducing the gross margin to 13.8 percent for the nine months ended March 31, 1995, as compared to 20.4 percent and 21.4 percent, respectively, for the comparable periods last year. The unfavorable gross margin in the current fiscal year was primarily the result of lower volumes, but it was also due to certain price reductions granted in response to the highly competitive environment. In addition, the Company recorded writedowns of property, plant and equipment and inventory in the third quarter. Included in gross margin for the nine months ended March 31, 1994, was a benefit of $1.8 million pretax (.9 percent of net sales), representing the final payment from Pelikan, Inc. in a patent infringement case.

     Selling, general and administrative expenses for the three and nine months ended March 31, 1995 increased $2.0 million and $.8 million over the comparable prior periods. The increase for the quarter was primarily the result of higher employee-related expenses.

     The Company's effective tax rate was 37.0 percent for the three and nine months ended March 31, 1995 as compared to 34.0 percent for the comparable periods a year ago. The change in the effective tax rate relates principally to the projected mix of domestic and foreign source income.


                      Financial Condition

     The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash flows generated from operations and borrowings under its credit facility.

     Financial results from continuing operations have been adversely impacted by lower sales volumes and price reductions. The Company's future operating results are dependent upon its ability to continually adjust to the keenly competitive market environment. Management, in conjunction with a Special Committee of the Board of Directors, continues to look at opportunities to enhance shareholder value, including the exploration of methods of product cost improvements, other cost reduction measures and strategic alliances.

     On May 8, 1995 the Company announced a major restructuring plan whereby the Company's typewriter manufacturing will be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action will result in the termination of approximately 1,300 workers in Singapore and Batam who will be replaced with approximately 800 workers in Mexico. This action is expected to save approximately $9.0 million pretax annually primarily through lower labor costs as well as the greater utilization of the Mexico facility. The Company will place its Singapore facility up for sale and expects to generate a gain on the sale. The relocation and the sale of the facility are expected to be completed by the end of fiscal 1996. In addition to the relocation of the typewriter manufacturing to Mexico, the Company will also eliminate approximately 250 support positions of which 200 relate to support staff including research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations. The remaining 50 positions to be eliminated relate to the support of its Mexico manufacturing operation. Approximately $12.0 million in additional annual pretax savings are expected from elimination of these support positions. These reductions should be completed by the end of the first quarter of fiscal 1996. The restructuring will reduce the Company's workforce of 2,900 by approximately 750. As a result of these actions, the Company will take a pretax charge of approximately $22.0 million in the fourth quarter of fiscal 1995, of which approximately $5.3 million represents primarily non-cash machinery and equipment asset write-offs, and the remainder relating to employee severance. Additionally, certain costs, primarily relating to the move of machinery and equipment, temporary lease-back of facilities, and renovations, of approximately $6.2 million pretax, do not qualify as exit costs of the plan and as such will be recognized as charges to operations as incurred during fiscal year 1996.

     During the nine months ended March 31, 1995, the Company's operating activities employed $11.5 million of cash compared to $8.8 million of cash provided in the same period a year ago. Accounts receivable decreased $13.3 million primarily related to lower third quarter sales. Trade payables also decreased $9.8 million as a result of lower production levels.

     A quarterly cash dividend of $1.5 million ($.05 per share) was paid in each fiscal year's first and second quarters. After reviewing the first quarter results and the outlook for the remainder of the fiscal year, management recommended to the Board of Directors a reduction in the dividend of up to 50 percent. On November 15, 1994, the Board of Directors voted to reduce the quarterly dividend by 50 percent to $.025 per share effective with the dividend paid on January 6, 1995. On May 4, 1995 the Board of Directors elected to omit the dividend until operating results improve.

     On April 7, 1995, the Company entered into an Amended and Restated Revolving Credit Agreement (the "Credit Facility") with two banks (the "Lenders"), the use of which is generally to satisfy working capital requirements. The Credit Facility provides for extensions of revolving credit loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $30.0 million up through March 30, 1996; the aggregate principal amount of such lending commitment reduces to an amount not in excess of $25.0 million from March 31, 1996 through the July 1, 1996 termination date. The Credit Facility is secured by a security interest in the domestic assets of the Company pursuant to a Security Agreement of even date therewith. The Credit Facility contains certain covenants including restrictions on payment of dividends, and limitations on sale of assets, capital expenditures, incurrence of other debt, liens or guarantees and making of investments, loans and advances. The restructuring charge to be taken in the fourth quarter of fiscal 1995 will cause an event of default under the terms of the Credit Facility. The Company is in discussions with its Lenders and expects to reach agreement on an appropriate waiver and amendment in the near future. It will be necessary for the Company to increase its level of profitability to comply with its covenant levels. The Company also had an uncommitted line of credit agreement of $20.0 million at June 30, 1994 which was eliminated on January 31, 1995. At March 31, 1995, bank loans had been reduced to $11.0 million from $20.0 million at June 30, 1994. Proceeds from the sale of discontinued operations of $27.5 million were used to pay down bank loans and payment of accounts payable. The Company had no material commitments for capital expenditures at March 31, 1995.

     From time to time the Company enters into foreign exchange contracts to reduce its exposure to foreign currency rate changes. As of March 31, 1995, the Company had approximately $4.6 million outstanding in one contract which matures on June 28, 1995. Recognized gains and losses on these contracts are recorded in net income in the period in which the exchange rate changes.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.45     Security Agreement among Smith Corona
                         Corporation and Chemical Bank, as Agent, dated as of April 7, 1995.

               27       Financial Data Schedule

          (b)  Reports on Form 8-K

          One Current Report on Form 8-K was filed with the Commission during the third quarter of the Company's
          1995 fiscal year.

          1. The Form 8-K Current Report dated March 8, 1995 reported a press release under Item 5 announcing the election of Robert Van Buren Chairman of the Board and Chief Executive Officer and appointment of John Piontkowski as Vice President, Finance and
                              Controller.


                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SMITH CORONA CORPORATION




May 15, 1995
                              By: /s/  John A. Piontkowski
                                  ------------------------
                                  John A. Piontkowski
                                  Vice President, Finance &
                                  Controller
                                  (Chief Accounting Officer)

                         EXHIBIT INDEX


Exhibit

10.45     Security Agreement among Smith Corona Corporation and
          Chemical Bank as Agent dated as of April 7, 1995.

27        Financial Data Schedule