Form 10-K
period 1995-06-30
SMITH CORONA CORP
filed 1995-09-28
CIK 851292

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTIONS 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1995

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K Annual Report. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of August 23, 1995: $8,774,606.

     Number of shares of Common Stock outstanding as of August 23, 1995:
30,250,000 shares.
                       Documents Incorporated by Reference
     Document                                              Part of Form 10-K
     None.




                          TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
      Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . 1
         General . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Restructuring and Bankruptcy Reorganizations. . . . . . . . 1
         Recent Changes in Senior Management . . . . . . . . . . . . 3
         History of the Business . . . . . . . . . . . . . . . . . . 3
         Products. . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Marketing, Sales and Distribution . . . . . . . . . . . . . 5
         Service . . . . . . . . . . . . . . . . . . . . . . . . . . 6
         Seasonality . . . . . . . . . . . . . . . . . . . . . . . . 6
         Foreign Operations. . . . . . . . . . . . . . . . . . . . . 6
         Competition . . . . . . . . . . . . . . . . . . . . . . . . 8
         Patents, Trademarks and Licenses. . . . . . . . . . . . . . 8
         Employees . . . . . . . . . . . . . . . . . . . . . . . . . 9
         Research and Development. . . . . . . . . . . . . . . . . . 9
         Raw Materials . . . . . . . . . . . . . . . . . . . . . . . 9
      Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . 9
      Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . .11
      Item 4.   Submission of Matters to a Vote of Security Holders.13

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
      Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters. . . . . . . . . . . . . . . . .13
      Item 6.   Selected Financial Data. . . . . . . . . . . . . . .14
      Item 7.   Management's Discussion and Analysis of Results of
                Operations and Financial Condition..................16
      Item 8.   Financial Statements and Supplementary Data. . . . .23
      Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure. . . . . . . . .23

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23
      Item 10.  Directors and Executive Officers of the Registrant .23
      Item 11.  Executive Compensation . . . . . . . . . . . . . . .28
      Item 12.  Security Ownership of Certain Beneficial Owners
                and Management . . . . . . . . . . . . . . . . . . .42
      Item 13.  Certain Relationships and Related Transactions . . .43

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .46
      Item 14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K. . . . . . . . . . . . . . . . .46

Index to Consolidated Financial Statements and Financial Statement
Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .54



                              PART I

Item 1.  Business
                           The Company

General

Smith Corona Corporation (the "Company") designs, manufactures and sells portable and compact electronic typewriters, personal word processors, printers and related accessories and supplies. These products are generally used in the home, at school and in small offices. The Company also sells facsimile machines, laminators, calculators and product labelers.

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

Restructuring and Bankruptcy Reorganizations

Over the past few years, the Company has faced intense competition from foreign producers. On May 8, 1995, the Company announced a major restructuring plan intended to lower the Company's production costs pursuant to which the Company's typewriter manufacturing will be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action is expected to result in the termination of approximately 1,100 workers in Singapore and Batam Island who will be replaced with approximately 600 workers in Mexico. This action is expected to save approximately $10.0 million pretax annually primarily through lower labor costs as well as the greater utilization of the Mexico facility. The Company expects to cease production in Singapore and Batam Island by mid-November 1995, thereafter relocating equipment to Mexico where typewriter production is expected to commence in the third quarter of the fiscal year ending June 30, 1996 ("Fiscal 1996"). The Company has placed its Singapore facility and the underlying land lease up for sale. The Batam Island facility lease expires December 26, 1995.

In addition to the relocation of the typewriter manufacturing to Mexico, the Company has, in connection with the restructuring, eliminated approximately 180 support positions within the research and development, finance, service, distribution, selling and marketing areas in the Company's Cortland, New York and New Canaan, Connecticut locations. Approximately $10.0 million in additional annual pretax savings are expected from elimination of these support positions. These reductions should be completed by the end of the first quarter of Fiscal 1996.

With the Company experiencing sales declines and operating losses, having obtained extended payment terms from trade vendors, and needing additional financing to meet operating requirements and fund the restructuring program, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on July 5, 1995. The Company's management has continued to manage the operations and affairs of the Company as debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. Consequently, certain actions of the Company during the pendency of the bankruptcy proceedings including, without limitation, transactions outside of the ordinary course of business, are subject to the approval of the Bankruptcy Court.

Prior to August 18, 1995, the bankruptcy proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, three of the Company's wholly-owned but nonoperating subsidiaries: SCM Office Supplies, Inc., SCC LI Corp. (formerly known as Histacount Corporation), and Hulse Manufacturing Company (such subsidiaries being hereinafter collectively referred to as the "Nonoperating Subsidiaries") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Substantially all of the assets of each of the Nonoperating Subsidiaries had been sold, but each Nonoperating Subsidiary retains certain residual liabilities. The Company's other wholly-owned subsidiaries (including its international subsidiaries) are not included in the bankruptcy proceedings and, as such, are not subject to the provisions of the federal bankruptcy laws or the supervision of the Bankruptcy Court. The Company, however, is generally unable to provide direct financial support outside of the normal course of business to such other subsidiaries without Bankruptcy Court approval. The Company has obtained a debtor-in-possession revolving line of credit of up to $24.0 million to finance operations and restructuring activities during the bankruptcy reorganization.

An Administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995. The Company is currently exploring potential distributor relationships in its Australian market for the purpose of maintaining its distribution capacity.

For further discussion of the Company's restructuring plan and bankruptcy reorganization, see "Business - Foreign Operations" and "Managements' Discussion and Analysis of Results of Operations and Financial Condition."


Recent Changes in Senior Management

During 1995, the following changes in senior management of the Company took place, primarily related to the restructuring.

On March 24, 1995, G. Lee Thompson, then Chairman and Chief Executive Officer of the Company, retired and was replaced by Robert Van Buren, a member of the board of directors. Effective June 3, 1995, Mr. Van Buren was elected President, succeeding William D. Henderson upon his termination. On July 1, 1995, Ronald F. Stengel was elected President and Chief Executive Officer of the Company, succeeding Mr. Van Buren in those positions only. Also, on July 1, 1995, Mr. Stengel was elected to the Company's Board of Directors.

Thomas C. DeFazio, Executive Vice President and Chief Financial Officer of the Company, and Manfred E. Eckhardt, Vice President and Treasurer of the Company, retired effective March 31, 1995 and June 30, 1995, respectively. Succeeding Thomas C. DeFazio, John A. Piontkowski was elected Vice President - Finance and Controller of the Company on March 28, 1995. Mr. Piontkowski held these positions until June 21, 1995, when he was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company. On July 26, 1995, Martin D. Wilson was elected Controller, succeeding Mr. Piontkowski.

See "Directors and Executive Officers of the Registrant,"
"Executive Compensation" and "Certain Relationships and Related
Transactions - Other Agreements."

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

On July 5, 1994 and November 4, 1994 the Company sold substantially all the assets and liabilities of SCM Office Supplies, Inc. and Histacount Corporation ("Histacount"), respectively, two of its wholly-owned subsidiaries. The results of operations, gain (loss) on sale and net assets and liabilities related to SCM Office Supplies, Inc. and Histacount are presented as discontinued operations in the consolidated financial statements (see index on page 54 of this Form 10-K Annual Report). Business operations of these two entities primarily consisted of the manufacture and distribution of office supplies and customized printed products, respectively. As a result of these dispositions, the Company currently consists of one business segment -- the design, manufacture and distribution of typewriters, personal word processors and related accessories.

On May 8, 1995, the Company announced a restructuring plan and on July 5, 1995, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. See "Business -- Restructuring and Bankruptcy Reorganizations" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."
                             Products

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

During the fiscal year ended June 30, 1994 ("Fiscal 1994"), the
Company began selling various other products for use in the home, at school and in small offices. These items include facsimile machines, laminators, calculators and product labelers.

The only products or classes of similar products that accounted for 10% or more of net sales of the Company in any of the Company's last three fiscal years were (i) portable and compact electronic typewriters, which accounted for 39.7%, 40.6% and 41.3% of net sales in the fiscal years ended June 30, 1995, 1994 and 1993 respectively, and (ii) personal word processors, which accounted for 34.5%, 37.1% and 34.7% of net sales in the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

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

In the United States, the Company distributes its products through over 8,000 outlets in all major channels of distribution, including (i) national retail chain stores, such as K-
Mart, Montgomery Ward, Sears and Wal-Mart; (ii) department stores and department store chains, such as Federated Department Stores & May Co; (iii) catalog merchandisers, such as Best Products, and Service Merchandise; (iv) national television and appliance dealers, such as Best Buy and Circuit City; (v) office superstores, such as Staples, Office Max and Office Depot; (vi) office equipment dealers; (vii) regional discount stores, such as Bradlees and Caldor; and (viii) the United States military exchanges. The Company does not enter into long-term contracts with its customers and, accordingly, there can be no assurance that the Company will continue to receive sales revenues from any particular source.

The Company offers various derivative product lines for each of its major channels of distribution. In addition, the Company supplies private label products to K-Mart, and private brand products (which identify only the retailer brand name) to Singer and Metro.

The Company also conducts sales activities in Canada, the United Kingdom, Australia, the Benelux countries, France, Germany and in other international markets. The channels of distribution in the international markets are similar to those in the United States market and include national retail chains, catalog merchandisers, department stores, office equipment dealers, discount stores, stationers and direct mail accounts. In other international markets, the Company currently has approximately forty-two distributors serving the Far East, Latin America, Europe and the Caribbean. Reference is made to Note 10 to the Consolidated

Financial Statements (see index on page 54 of this Form
10-K Annual Report) for information regarding the Company's business operations within and outside the United States.

Payment terms granted to customers reflect general practices in the industry. Terms vary with product and competitive conditions, but generally require payment within 30 to 90 days. Historically, bad debts have been insignificant. Sales to the Company's largest customer, Wal-Mart Stores, Inc., amounted to 14.0%, 12.2% and 12.3% of consolidated net sales during 1995, 1994 and 1993, respectively, and was the only customer responsible for more than 10% of net sales. Substantially all of the Company's sales are to customers who are not affiliated with the Company.

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

                        Foreign Operations

The Company's foreign manufacturing operations are in Mexico, Singapore and Indonesia. Over the past few years, the Company has faced intense competition from foreign producers. On May 8, 1995 the Company announced a major restructuring plan pursuant to which the Company's typewriter manufacturing will be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action is expected to result in the termination of approximately 1,100 workers in Singapore and Batam Island who will be replaced with approximately 600 workers in Mexico. This action is expected to save approximately $10.0 million pretax annually primarily through lower labor costs as well as the greater utilization of the Mexico facility. The Company expects to cease production in Singapore and Batam Island by mid-November 1995, thereafter relocating equipment to Mexico where typewriter production is expected to commence in the third quarter of Fiscal 1996. The Company has placed its Singapore facility and the underlying land lease up for sale. The Batam Island facility lease expires December 26, 1995.

In addition to the relocation of the typewriter manufacturing to Mexico, the Company also eliminated approximately 180 support positions within research and development, finance, service, distribution, selling and marketing areas in the Company's Cortland, New York and New Canaan, Connecticut locations. Approximately $10.0 million in additional annual pretax savings are expected from elimination of these support positions. These reductions should be completed by the end of the first quarter of Fiscal 1996.

The net result of the restructuring should be a reduction in the Company's May 8, 1995 workforce of approximately 2,500 by approximately 680.

As a result of these actions, the Company recorded a pretax charge of approximately $14.9 million in the fourth quarter of the fiscal year ended June 30, 1995 ("Fiscal 1995"), of which approximately $1.9 million represents primarily non-cash machinery and equipment asset write-offs, and the remainder relates to employee severance. Additionally, certain costs, primarily relating to the move of machinery and equipment, temporary lease-back of facilities, and renovations, of approximately $6.0 million pretax will be recognized as charges to operations as incurred during Fiscal 1996. The fourth quarter charge is lower than previously announced as a result of revisions to prior estimates.

In July 1992, in order to maintain the Company's leadership as the low-cost producer in a highly competitive worldwide business, the Board of Directors approved and the Company announced a plan to phase out the Company's manufacturing operations in Cortland, New York and relocate them to a new facility in Mexico. As a result of this decision, during the fiscal year ended June 30, 1993 ("Fiscal 1993"), the Company provided $16.5 million in restructuring charges, of which approximately $3.0 million was non-cash in nature. This action resulted in lower manufacturing costs of approximately $15.0 million annually in Fiscal 1995, primarily due to lower labor costs in Mexico.

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

After completion of the May 1995 announced restructuring action, the Company will have one foreign manufacturing operation located in Mexico. Reference is made to Note 15 to the Consolidated Financial Statements (see index on page 54 of this Form
10-K Annual Report) for additional information. The Company also sells a portion of its products internationally. As a result, the Company's results of operations are subject to the risks of doing business abroad, including currency exchange rate fluctuations, nationalization, expropriation, limits on repatriation of funds and other risks associated with economic or political uncertainty in countries in which significant sales are made or manufacturing operations are located. Reference is made to Note 10 to the Consolidated Financial Statements (see index on page 54 of this Form 10-K Annual Report) for financial information regarding the Company's business operations within and outside the United States.

                           Competition

The portable and compact electronic typewriter and personal word processor business is highly competitive. Competition focuses on price, product features and product quality. The Company faces competition from various Japanese and other companies , including, among others, Brother International Corporation, which manufacture portable and compact electronic typewriters and personal word processors, some of which may have greater financial resources than the Company. It also faces competition from companies which manufacture office typewriters and word processors, though these manufacturers currently serve a somewhat
different segment of the industry than the Company.   As the
portable and compact electronic typewriter and personal word processor market has continued to mature, competition has increased. To remain competitive, the Company has been required to reduce the prices of its typewriters and personal word processors. Unless these price reductions are offset by corresponding reductions in manufacturing and other costs, the Company's results of operations will continue to be adversely affected.

                 Patents, Trademarks and Licenses

The Company owns or licenses a number of patents and patent applications which are valuable to its business but are not material to the business of the Company as a whole. The Company is the owner of a number of trademarks and U.S. and foreign registrations thereof, the most important of which is the trademark, "Smith Corona."

                            Employees

As of June 30, 1995, the Company employed approximately 2,300 people. The Company's Singapore manufacturing workers are represented by the United Workers of Electronic and Electrical Industries, a trade union registered under Singapore law. Management considers its employee relations to be good. As of August 31, 1995 the number of the Company's employees decreased to approximately 2,100, primarily as a result of the restructuring actions.

                     Research and Development

The Company's expenditures for research and development activities were approximately $7.2 million, $8.0 million and $10.0 million for the years ended June 30, 1995, 1994 and 1993, respectively. Research and development expenses are concentrated primarily in improving product manufacturing integration of products/technology to the Company's product lines and development of new products such as labelers, envelope printers and software architecture for personal word processors. As part of the restructuring program, research and development costs are expected to significantly decline in the future, being limited primarily to manufacturing support.

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

Item 2.  Properties

The Company utilizes approximately 1,259,000 square feet of space, of which about 671,000 square feet is in the United States and the remaining 588,000 square feet is outside the United States, primarily in Singapore and Mexico. Of the total of 1,259,000 square feet, approximately 618,000 square feet is owned and 641,000 square feet is leased. The Company believes that its properties are adequate for its needs and in good condition. Information with respect to the principal facilities used by


Smith Corona is set forth below:

                                               Square      Owned/
Location               Primary Use             Footage     Leased
New Canaan, CT.....  Headquarters               27,000     Leased
Cortland, NY.......  Warehousing/Office        422,000     Owned
Cortland, NY (1)...  Warehousing               108,000     Leased
Singapore (2)......  Manufacturing             196,000     Owned/
                                                           Leased
Batam, Indonesia (3) Manufacturing              99,000     Leased
Toronto, Canada....  Warehousing/Sales          27,000     Leased
Tijuana, Mexico....  Manufacturing             252,000     Leased
San Diego, CA......  Warehousing/Office         77,000     Leased
                                             1,208,000
All other locations. Warehousing/
                     Sales/Service              51,000     Leased

                      Total.............     1,259,000

HM Holdings Inc., an indirect wholly-owned subsidiary of Hanson, leased a Melville, New York facility, consisting of 100,000 square feet of manufacturing, warehousing and office space, to a wholly-owned subsidiary of the Company, Histacount, for rent of $75,000 per year, payable monthly, for a term which ended on August 15, 1995. The rent charged under the lease was substantially below market. After the sale of the assets of Histacount on November 4, 1994, the Company subleased the facility to HC Delaware Acquisition Corporation, the purchaser of the Histacount assets. On May 31, 1995, the Melville, New York facility and the rights of HM holdings, Inc. under the lease were sold to U.S. Industries, Inc.

The Debtor-In-Possession Credit Agreement (as hereinafter defined) is secured by, among other things, a security interest in all of the Company's owned real property and the rights of the Company pursuant to the lease agreements for certain other real property occupied by the Company.


(1) The Company has entered into an agreement dated February 28, 1995 to purchase the building which comprises this facility, and concurrently sell the building and the land on which the building is located (which is owned by the Company) to a third party purchaser. The Company anticipates closing on the transaction in October 1995. The building is currently subleased by the Company to the third party purchaser.

(2) The Company leases the land on which this facility is located from the Housing and Development Board, an agency of the Singapore government, for a term of 60 years ending
     April 30, 2033.

(3)  The Batam Island, Indonesia lease expires on December 26,
     1995.



Item 3.  Legal Proceedings

Automatic Stay of Litigation Due to Bankruptcy

On July 5, 1995, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Upon the filing of the Company's bankruptcy petition, the provisions of the Bankruptcy Code operated as a stay to all entities of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against the Company that were or could have been commenced before the bankruptcy petition was filed. This stay is subject to certain exceptions. The Bankruptcy Court also has discretion to terminate, annul, modify or condition the stay. See "Business - Restructuring and Bankruptcy Reorganization" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Description of Legal Proceedings

Certain past practices of the Company regarding hazardous substances and/or hazardous wastes are the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities. At June 30, 1995 and 1994, the Company had recorded liabilities of approximately $4.2 million and $3.3 million, respectively, related to environmental matters. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in proceedings with the New York Department of Environmental Conservation ("DEC") and the United States Environmental Protection Agency regarding the clean-up of a now-closed manufacturing facility and certain waste disposal sites in upstate New York. The remedial investigation and feasibility study of the now-closed manufacturing facility site has been completed. The feasibility study report has been approved by the DEC and the record of decision has been finalized. On March 31, 1993, the Company executed a final signed consent order from the DEC and remedial actions commenced. Remediation activities at the site have been delayed as a result of an extension of the public comment period to address the remediation plan approved by the DEC. Management believes that the Company has made adequate provision for the approved remediation activities.

In June 1992, the Company was served with a summons and complaint in the U.S. District Court, Northern District of New York in a private contribution action. The plaintiffs in this action are Coopers Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. The action, which lists the Company as a defendant with fourteen other defendants, seeks contribution for response costs incurred to date, and to be incurred in the future, for the remediation of a site in Cortland, New York. Management does not believe it disposed of any hazardous substances at this site and is vigorously contesting this matter.

The Company filed a complaint on November 4, 1994 against CoStar Corporation("CoStar") seeking (i) a declaratory judgment that the Company was not infringing CoStar's trade dress, (ii) damages for breach of warranty and fraud and (iii) rescission of contracts induced by such fraud. The Complaint related to envelope printers purchased by the Company from CoStar and label printers manufactured by a third party for the Company. CoStar subsequently filed an answer denying the Company's allegations and asserting counterclaims alleging that the Company had infringed its label printer's trade dress, breached the provisions of a confidentiality agreement between the Company and CoStar, and tortiously injured CoStar's business reputation. In addition, CoStar filed a related third-party complaint against DH Technology, Inc. ("DH"). On June 23, 1995, the Company entered into a Settlement Agreement with CoStar and DH in connection with the lawsuit. Pursuant to the Settlement Agreement, the Company agreed, among other things, to pay CoStar the sum of $55,085 on each of June 23, 1995, July 31, 1995, August 31, 1995 and September 29, 1995 and to return certain tooling and equipment to CoStar, in exchange for, among other things, the release by CoStar of its claims against the Company. In anticipation of a future settlement, the Company recorded a $1.3 million pretax third quarter charge primarily related to the writeoff of inventory and tooling.

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

                                 Fiscal 1995        Fiscal 1994

                                 High     Low      High     Low
First quarter. . . . . . . . . .$4 7/8 $4 1/8      $5 5/8  $4 1/8
Second quarter . . . . . . . . .$4 5/8 $2 3/8      $6 1/2  $4 5/8
Third quarter. . . . . . . . . .$3 7/8 $2 1/2      $6 1/2  $5 1/8
Fourth quarter . . . . . . . . .$2 7/8 $1 3/8      $5 1/2  $4 3/8

As of August 15, 1995, there were approximately 1,061 holders of record of the Common Stock.

The name and address of the Transfer Agent and Registrar for the Company is Mellon Securities, Transfer Services, 85 Challenger
Road, Overpeck Center, Ridgefield Park, NJ 07660.

A cash dividend of $0.05 was declared in the first quarter of Fiscal 1995. After reviewing the first quarter results and outlook for the remainder of the fiscal year, the Board of Directors voted to reduce the quarterly dividend by 50 percent to $0.025 per share effective for the dividends paid on January 6, 1995 and April 6, 1995. On May 4, 1995 the Board of Directors elected to discontinue the dividend. For each of the four quarters of Fiscal 1994, the Company declared cash dividends of $0.05 per share of common stock.

The Company is prohibited from paying dividends under the provisions of its Debtor-In-Possession Credit Agreement (see
"Management's Discussion and Analysis of Results of Operations and Financial Condition.")

In addition, the New York Stock Exchange may, as a result of the Company's bankruptcy filing, apply additional or more stringent criteria for continued inclusion of the Company's Common Stock on the New York Stock Exchange or take action to suspend the Company's Common Stock from trading on the New York Stock Exchange or delist the Company's Common Stock from the New York Stock Exchange. The New York Stock Exchange has not informed the Company of any current intention to implement any of the aforementioned measures.

The calculation of the number of shares of Common Stock held by non-affiliates used in determining the aggregate market value of voting stock shown on the cover of this Form 10-K Annual Report was made on the assumption that there were no affiliates other than the executive officers and directors of the Company and Hanson.

Item 6.     Selected Financial Data

The following table summarizes certain historical financial information derived from the consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Results of Operations and Financial Condition, both of which are contained in this Form 10-K Annual Report.

              SELECTED FIVE-YEAR FINANCIAL DATA (1)
(Dollars in thousands,                 For the year ended June 30,
 except per share amounts)  1995        1994     1993        1992     1991
Net sales                  $196,309    $261,306 $236,846    $300,023 $307,758
Gross margin                 15,350      56,979   57,491      85,166   86,349
Operating income (loss)    $(46,766)(2) $ 8,422 $(15,348)(2)$ 29,968 $ 29,029
Income (loss) from
 continuing operations     $(62,245)     $5,094 $(10,244)    $19,405  $17,365
Discontinued operations
 (net of income taxes):
  Income from operations        671       2,233    1,222       2,678    2,221
  Gain (loss) on disposal
    of discontinued
    operations                9,127      (2,200)       -           -        -
Net income (loss)          $(52,447)   $  5,127  $(9,022)    $22,083  $19,586
Earnings per common
 share (3) -
  Income (loss) from
   continuing operations   $  (2.05)   $    .17  $  (.34)    $   .64  $   .58
  Discontinued operations:
   Income from operations       .02         .07      .04         .09      .07
   Gain (loss) on disposal
    of discontinued
    operations                  .30        (.07)       -           -        -
Net income (loss)
 per share                 $  (1.73)   $    .17  $  (.30)    $   .73  $   .65

Working capital            $ 30,016    $ 89,469  $97,375     $92,029  $95,988
Total assets                136,066     193,688  190,616     182,532  176,225
Bank loans                   17,400      20,002   18,669       9,899   33,276
Stockholders' equity         20,250      75,722   76,645      91,717   80,684
Cash dividends declared
  per common share         $    .10     $   .20  $   .20      $  .20  $  .20


(1) Amounts have been reclassified, where applicable, to reflect the discontinued operations of SCM Office Supplies, Inc. and Histacount
    (see "Business - History of the Business" and "Management's Discussion and Analysis of Results of Operations and Financial Condition").
(2) Includes a $14.9 million provision in 1995 and a $16.5 million provision in 1993 for restructuring costs.
(3) Based on 30,250,000 shares of common stock outstanding.





Item 7.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition

With the Company experiencing sales declines and operating losses, having extended payments to trade vendors, and needing additional financing to meet operating requirements and fund the restructuring program, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on July 5, 1995. Prior to August 18, 1995, the bankruptcy proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (formerly Histacount Corporation) and Hulse Manufacturing Company, all wholly-owned Nonoperating Subsidiaries of the Company filed Chapter 11 petitions (collectively the "Bankruptcy Proceedings") (see Note 1 to the consolidated financial statements contained in this Form 10-K Annual Report).

An Administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995. The Company is currently exploring potential distributor relationships in its Australian market for the purpose of maintaining its distribution capacity.

On July 5, 1994 and November 4, 1994, the Company sold substantially all the assets and liabilities of SCM Office Supplies, Inc. and Histacount Corporation, respectively (see Note 12 to the Consolidated Financial Statements included in this Form 10-K Annual Report). Accordingly, the consolidated statements of operations reflect their operating results and gain or loss on disposals as discontinued operations and the consolidated balance sheets segregates the net assets and liabilities of discontinued operations. The following discussion of results of operations and financial condition is presented for continuing operations only and should be read in conjunction with the consolidated financial statements and notes thereto, contained in this Form 10-K
Annual Report.

                Fiscal 1995 Compared to Fiscal 1994

                       Results of Operations

Net sales declined 24.9 percent to $196.3 million in Fiscal 1995 compared to Fiscal 1994. Approximately 76.0 percent of the decrease related to lower volumes with the balance related to pricing reductions. Typewriters and personal word processors volumes are sharply lower than a year ago, both domestically and internationally, as a result of a continuing difficult competitive environment. The Company believes that the market for typewriters and personal word processors is declining along with its share of that market. New product net sales for the year were $11.8 million as compared with $7.6 million for last year.

Gross margin as a percentage of net sales was 7.8 percent for the year, as compared to 21.8 percent last year. The Fiscal 1995 gross margin decline was the result of lower volumes and price reductions, as well as writedowns of property, plant and equipment of approximately $4.6 million and inventory of approximately $8.1 million of which approximately $3.4 million and $5.5 million, respectively, were recorded in the fourth quarter. The fourth quarter charges resulted from continued price pressures and unit volume decreases as well as the Company's projected usage of certain property, plant and equipment and the outlook for Fiscal 1996. Included in gross margin for Fiscal 1994 was a benefit of $1.8 million pretax representing the final payment from Pelikan, Inc. in a patent infringement case.

Selling, administrative and research expenses as a percent of sales increased to 24.7 percent from 18.6 percent primarily due to the decrease in sales revenues and, to a lesser degree, higher employee-related expenses.

On May 8, 1995 the Company announced a major restructuring plan pursuant to which the Company's typewriter manufacturing will be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action will result in the termination of approximately 1,100 workers in Singapore and Batam Island who will be replaced with approximately 600 workers in Mexico. This action is expected to save approximately $10.0 million pretax annually primarily through lower labor costs as well as the greater utilization of the Mexico facility. The Company expects to cease production in Singapore and Batam Island by mid-November 1995, thereafter relocating equipment to Mexico where typewriter manufacturing is expected to commence in the third quarter of Fiscal 1996. The Company has placed its Singapore facility and underlying land lease up for sale. The Batam Island facility lease expires December 26, 1995.

In addition to the relocation of the typewriter manufacturing to Mexico, the Company also eliminated approximately 180 support positions which relate to support staff within research and development, finance, service, distribution, selling and marketing areas in the Company's Cortland, New York and New Canaan, Connecticut locations. Approximately $10.0 million in additional annual pretax savings are expected from elimination of these support positions. These reductions should be completed by the end of the first quarter of Fiscal 1996. The restructuring is expected to reduce the Company's May 8, 1995 workforce of approximately 2,500 by approximately 680. As a result of these actions, the Company recorded a pretax charge of approximately $14.9 million in the fourth quarter of Fiscal 1995, of which approximately $1.9 million represents primarily non-cash machinery and equipment asset write-offs, and the remainder relates to employee severance. Additionally, certain costs, primarily relating to the move of machinery and equipment, temporary lease-back of facilities, and renovations, of approximately $6.0 million pretax, will be recognized as charges to operations as incurred during Fiscal 1996. The fourth quarter charge is lower than previously announced as a result of revisions to prior estimates. As a consequence of this restructuring action, severance costs of approximately $1.3 million associated with the Fiscal 1993 restructuring charge will not be incurred and accordingly, have been reflected as a reduction of Fiscal 1995 restructuring costs.

The Company recorded a fourth quarter Fiscal 1995 charge to income tax expense representing establishment of valuation allowances against substantially all of its domestic deferred income tax assets. The valuation allowance reflects the Company's assessment that the Bankruptcy Proceedings and the short-term outlook resulted in an impairment to the realization of such deferred income tax assets.

                        Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash flows generated from operations and borrowing under its Debtor-In-Possession Credit
Agreement.

On July 5, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and on August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (Histacount Corporation) and Hulse Manufacturing Company, all wholly-owned Nonoperating Subsidiaries of the Company, also filed. Since that date, the Company has continued business operations as debtor-in-possession under the supervision of the Bankruptcy Court. The Bankruptcy Proceedings primarily relate to all U.S. assets and operations and do not pertain to the Company's international subsidiaries. The Bankruptcy Proceedings restrict the Company's ability to provide direct financial support outside of the normal course of business to its international subsidiaries without the approval of the Bankruptcy Court. Furthermore, certain actions, including actions outside of the normal course of business, must be approved by the Bankruptcy Court. An Administrator was appointed as Liquidator on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995. The Company is currently exploring potential distributor relationships in its Australian market for the purpose of maintaining its distribution capacity.

On July 10, 1995, the Company entered into a Debtor-In-Possession Credit Agreement (the "Debtor-In-Possession Credit Agreement") with two banks (the "Lenders") which was approved by the Bankruptcy Court on August 2, 1995. The Debtor-In-Possession Credit Agreement paid-off the Amended and Restated Credit Agreement (described below). The Debtor-In-Possession Credit Agreement, as amended, provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24.0 million through the June 30, 1996 termination date. The Debtor-In-Possession Credit Agreement provides for a security interest in substantially all of the Company's assets. The Debtor-In-Possession Credit Agreement provides certain restrictive covenants for which management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Chapter 11 proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary.

On April 7, 1995, the Company entered into an Amended and Restated Revolving Credit Agreement (the "Amended and Restated Credit Agreement") with the Lenders. The Amended and Restated Credit Agreement provided for extensions of revolving credit loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $30.0 million up through March 30, 1996; the aggregate principal amount of such lending commitment decreased to an amount not in excess of $25.0 million from March 31, 1996 through the July 1, 1996 termination date. The Amended and Restated Credit Agreement was secured by a security interest in the domestic assets of the Company pursuant to a Security Agreement of even date therewith. On June 9, 1995, the Company announced that it was in technical default of the Amended and Restated Credit Agreement due to the restructuring charge announced May 8, 1995.

Due to the Bankruptcy Proceedings, substantially all claims against the Company, prior to July 5, 1995, (and prior to August 18, 1995 for the three Nonoperating Subsidiaries additional subsidiaries added to the proceedings) are subject to the automatic stay provisions under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession. Pre-petition claims may arise from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.

At the Company's request, the Bankruptcy Court established a bar date of October 31, 1995 for pre-petition claims against the Company. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Bankruptcy Proceedings. The Company has given notice to all known actual or potential claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. The Company will reconcile claims that differ from the Company's records, and any differences that cannot be resolved by negotiated agreement between the Company and the claimant will be resolved by the Bankruptcy Court. Accordingly, allowed claims may arise which are not currently reflected in the Company's financial statements and recorded claims are subject to change. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization which is subject to approval by the Bankruptcy Court and, accordingly, are not presently determinable.

Since the filing date, the Company has initiated preliminary discussions with the official committee of its unsecured creditors that was appointed by the U.S. Trustee pursuant to the Bankruptcy Code. The timing of any filing of a Plan of Reorganization cannot be predicted.

During Fiscal 1995, the Company's operating activities used $16.7 million of cash, primarily the result of the losses from operations. Accounts Receivable decreased $10.6 million primarily related to lower fourth quarter sales. The reduction in inventories of $8.4 million reflects the Company's writedowns of inventory due to obsolescence and continued focus on controlling inventory levels. Accrued liabilities increased approximately $8.5 million primarily due to the recording of the May 1995 restructuring charge partially offset by certain payouts thereon and adjustment of the Fiscal 1993 restructuring charge. At June 30, 1995, bank loans had been reduced to $17.4 million from $20.0 million at June 30, 1994. Proceeds from the sale of discontinued operations of $27.5 million were used to pay down bank loans and payment of accounts payable.

Capital expenditures in Fiscal 1995 were $3.2 million compared to $11.4 million in the prior year, decreasing primarily as a result of the Fiscal 1994 capital expenditure requirements for relocation of manufacturing operations to Mexico. The Company had no material commitments for capital expenditures at June 30, 1995. Under the provisions of the Debtor-In-Possession Credit Agreement, the Company is restricted to $.5 million of capital expenditures in each six month period ended December 31, 1995 and June 30, 1996.

A quarterly cash dividend of $1.5 million ($.05 per share) was paid in the first and second quarters of Fiscal 1995. After reviewing the first quarter results and the outlook for the remainder of the fiscal year, on November 15, 1994, the Board of Directors voted to reduce the quarterly dividend by 50 percent to $.025 per share which was effective for the dividends paid on January 6, 1995 and April 6, 1995. On May 4, 1995 the Board of Directors elected to discontinue the dividend.

From time to time the Company enters into foreign exchange contracts to reduce its exposure to foreign currency rate changes. As of June 30, 1995, no contracts were outstanding.

While the Company believes it has adequate financing to operate in bankruptcy for a reasonable period of time, its ability to successfully continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable the Company to emerge from bankruptcy proceedings, obtaining adequate post-confirmation financing to fund restructuring and working capital requirements, successfully implementing the restructuring program, and generating sufficient cash from operations and financing sources to meet obligations. There can be no guarantee that any or all above noted actions will be accomplished.

                Fiscal 1994 Compared to Fiscal 1993

                       Results of Operations

Net sales increased by 10.3 percent or $24.5 million to $261.3 million in Fiscal 1994 compared to Fiscal 1993. Increased unit sales of personal word processors and typewriters in both domestic and international markets accounted for approximately $39.0 million of the increased sales growth while lower pricing, principally in the domestic market, offset approximately 50 percent of the unit sales gains. New products, introduced late in Fiscal 1993, accounted for approximately $7.6 million of the increase in net sales. As noted above, domestic unit sales out paced revenue increases as lower pricing impacted sales growth and gross margins. Internationally, unit sales increased substantially as the Company continued to increase its market share in Europe as well as other geographic areas. Price pressures, while less than in the U.S. market, nevertheless hindered net sales increases for the year.

Operating income of $8.4 million in Fiscal 1994 compared favorably to a $15.3 million loss in Fiscal 1993 due principally to lower advertising, administrative and research expenses in Fiscal 1994, and the 1993 pretax restructuring charge of $16.5 million. Payments of approximately $1.8 million from Pelikan, Inc. for satisfaction of a judgment won by the Company for patent infringement and misleading advertising litigation are included as reductions in cost of goods sold in both Fiscal 1994 and 1993.

In July 1992, in order to maintain its leadership as the low-cost producer in a highly competitive worldwide business, the Board of Directors approved and the Company announced a plan to phase out the Company's manufacturing operations in Cortland, New York and relocate them to a new facility in Mexico. As a result of this decision, during Fiscal 1993, the Company provided $16.5 million in restructuring charges, of which approximately $3.0 million was non-cash in nature. This action was expected to result in lower manufacturing costs of approximately $15.0 million annually, primarily due to lower labor costs in Mexico. The restructuring charge included $8.3 million relating to severance of employees, $3.3 million relating to asset redeployment costs, $3.0 million for the write-down of impaired equipment and other assets predicated on management's decision to close the facility and $1.9 million of other costs, primarily costs associated with site selection and outside consulting fees. The cash portion of the charge was substantially expended by the end of Fiscal 1995. In addition, as a result of the previously noted May 1995 restructuring action, severance costs of approximately $1.3 million will not be incurred and accordingly, have been reflected as a reduction in Fiscal 1995 restructuring costs.

In the first quarter of Fiscal 1993, $9.0 million was recorded for employees' severance liabilities and asset impairments stemming from the restructuring decision to close the Cortland manufacturing facility. Additional direct costs of $1.3 million associated with the relocation to the Mexico facility were charged to restructuring during the second and third quarters of Fiscal 1993. In the fourth quarter, the Company provided an additional $6.2 million, $2.5 million for asset redeployment costs, $1.9 million for the value of additional fixed assets which became impaired, and the balance principally for consulting and other costs associated with site selection activities.

The fourth quarter provision of $2.5 million for asset redeployment costs consisted primarily of incremental personnel costs, travel and lodging for 39 employees responsible for the set-up and establishment of the equipment in the Mexican facility. The employees responsible for the set-up and establishment were notified of their termination and subsequent temporary assignment. As a consequence of final site selection in the fourth quarter, certain additional fixed assets were identified which would not be relocated to Mexico and the associated impairment of value was recorded.

                        Financial Condition

The Company's primary sources of liquidity and capital resources during fiscal 1994, on both a short- and long-term basis, were cash flows generated from operations and borrowings under its Credit
Facility.

During Fiscal 1994, the Company's operating activities provided cash of $8.7 million, largely a result of the increased net income and lower inventories offset in part by increased accounts receivable. Accounts receivable increased $16.8 million over the prior fiscal year as a result of increased sales late in the fourth quarter. The reduction in inventories reflects the Company's continued focus on controlling inventory levels. Accrued restructuring costs decreased principally due to the pay-out of severance and other personnel related liabilities during Fiscal 1994. The balance of accrued restructuring costs at June 30, 1994 was expected to be paid in the next fiscal year. Capital expenditures in Fiscal 1994 were $11.4 million compared to $5.0 million in the prior year increasing primarily as a result of relocating manufacturing operations to Mexico. The Company had no material commitments for capital expenditures at June 30, 1994 and anticipated capital expenditures in Fiscal 1995 to return to pre-fiscal 1994 levels.

During Fiscal 1994, the Company had a credit facility in the amount of $32.0 million expiring June 25, 1996. As of June 30, 1994, the Company was in compliance with all covenants of that credit facility. The Company also had an uncommitted line of credit arrangement for $20.0 million. At June 30, 1994, the interest rate on combined borrowings was 5.63 percent per annum. The proceeds from the sale of SCM Office Supplies, Inc. of approximately $13.0 million were used to pay down the bank loans subsequent to year-end.

The Company's Singapore operations had been granted "pioneer tax status" until February 1994 and as a result, have paid no Singapore income tax on unremitted Singapore earnings up to that date. Since the expiration of the "pioneer tax status," the Singapore operations have been subject to a tax of approximately 27 percent. The impact of the change in tax status, which serves to increase the effective income tax rate, was not significant in Fiscal 1994.

Item 8.    Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements and Schedules which appears on page 54 of this Form 10-K Annual Report.

Item 9.    Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
None.

                             PART III

Item 10.   Directors and Executive Officers of the Registrant

The officers of the Company are elected by and serve at the pleasure of the Board of Directors. The directors and executive officers of the Company and their respective positions, ages at September 14, 1995 and backgrounds are as follows:


Name                           Position                         Age
Robert Van Buren............  Chairman of the Board and Director 70
Ronald F. Stengel...........  President, Chief Executive
                               Officer and Director              47
John A. Piontkowski ........  Senior Vice President, Chief
                               Financial Officer, Treasurer
                               and Assistant Secretary           41
Mark A. Alexander...........  Director                           38
Thomas A. Cawley............  Vice President/Administration
                               and Director                      39
John A. Cutrone ............  Senior Vice President/Marketing
                               and Sales                         41
Jerry L. Diener ............  Senior Vice President/Sales        59
W. Michael Driscoll ........  Vice President/Operations          49
George H. Hempstead, III....  Director                           51
Robert J. Kammerer .........  Director                           58
John E. Lushefski ..........  Director                           39
Doris J. McRae .............  Vice President/Product
                               Development                       44
Alfred N. Scallon ..........  Vice President/International
                               Operations                        44
Craig C. Sergeant ..........  Director                           49
David P. Verostko...........  Vice President/Human Resources     52
Richard R. West ............  Director                           57
Martin D. Wilson............  Controller                         35


Mr. Van Buren has served as Chairman of the Board of Directors of the Company since March 24, 1995. He served as Chief Executive Officer of the Company from March 24, 1995 to July 1, 1995. Mr. Van Buren has been a Director of the Company since August 1989.
Mr. Van Buren served as Chairman of the Board and Chief Executive Officer of Midlantic Corporation, a bank holding company, from 1978 until April 1991. Mr. Van Buren is currently a director of Foster Wheeler Corporation. He has been a director of the Company since August 1989.

Mr. Stengel was named President, Chief Executive Officer and
Director of the Company on July 1, 1995.  Mr. Stengel served as
Chief Operating Officer of The Rytex Company, a printing and catalog business, from February 1995 through June 1995. Mr.
Stengel is currently President of R.F. Stengel & Co., Inc. Founded in 1985, the principal focus of R.F. Stengel & Co., Inc. is interim crisis management and turnaround consulting services.

Mr. Piontkowski was named Senior Vice President, Chief Financial Officer and Treasurer of the Company on June 21, 1995. He has served as an Assistant Secretary of the Company since May, 1992. Mr. Piontkowski served as Vice President/Finance and Controller from March 28, 1995 to June 21, 1995 and as Vice President/ Controller of the Company from July 1, 1993 to March 28, 1995. Mr. Piontkowski served as Director of Accounting and Financial Reporting of the Company from December 1991 to July 1, 1993. Prior to joining the Company, Mr. Piontkowski was Chief Financial Officer of Pyramid Management Group, a shopping mall management company, from 1989 through 1991, and was Senior Vice President and Chief Financial Officer of Addis & Dey's, a department store, prior to that time.

Mr. Alexander was named Senior Vice President - Corporate Development and a Director of Hanson Industries on June 21, 1995. Mr. Alexander served as Vice President-Corporate Development of Hanson Industries from January 1993 to June 21, 1995, and has served as a Director of Hanson Pacific since June 1994. He served as Vice President-Mergers and Acquisitions of Hanson Industries from January 1990 to January 1993. Mr. Alexander is currently a director of Lynton Group, Inc. and an Associate Director of Hanson PLC. He has been a director of the Company since June 21, 1995.

Mr. Cawley was named Vice President/Administration on July 27, 1995. He has served as a Director of the Company since July 1, 1995. Mr. Cawley is currently Vice President and Secretary of R.F. Stengel & Co., Inc. Founded in 1985, the principal focus of R.F. Stengel & Co., Inc. is interim crisis management and turnaround consulting services.

Mr. Cutrone has served as Senior Vice President/Marketing and Sales since November 1993. He served as Vice President/New Product Development from May 1993 to November 1993. Prior to joining the Company, Mr. Cutrone served as President of Vertical Marketing Corporation, a consulting firm for consumer electronics companies, from 1989 to 1993. From 1990 to 1992, Mr. Cutrone served as President of Faxnet Corporation ("Faxnet"), a company which provided public telecopying facilities. In November 1991, while Mr. Cutrone was President of Faxnet, Faxnet filed for bankruptcy under Chapter 7 of the United States Bankruptcy Code. In July 1993, Mr. Cutrone filed for personal bankruptcy under Chapter 7 of the United States Bankruptcy Code.

Mr. Diener has served as Senior Vice President/Sales since January 1, 1992. He served as Vice President/Sales of the Company and its predecessor, SCM/Consumer Products, from 1978 to January 1, 1992, and as Secretary of Smith Corona International, LTD, a wholly-owned subsidiary of the Company from July 25, 1989 to March 30, 1992.

Mr. Driscoll was named Vice President/Operations on March 16, 1995. He previously served as Vice President/Operations and Engineering since July 1, 1992. He served as Director of Materials from February 17, 1992 to July 1, 1992. Prior to joining the Company, Mr. Driscoll was President and a director of Code-A-Phone, a telephone sales company, from February through August 1991 and was Chief Executive Officer and a director of Technology Applications, Ltd., an electronic and telecommunications manufacturing company, from November 1986 through August 1991.

Mr. Hempstead has served as Senior Vice President-Law and Administration of Hanson Industries since 1995, as Senior Vice President and General Counsel since 1994 and as Vice President and General Counsel since 1982. He has served as a director of Hanson Industries since 1986 and as an Associate Director of Hanson since 1990. Mr. Hempstead also served as Vice President and Secretary of the Company from 1985 to August 1989. He serves as a director of the Lynton Group, Inc. Mr. Hempstead has been a director of the Company since September 1985.

Mr. Kammerer has been a Partner of Baldwin Associates, Inc., a management consulting firm, since April 1992. From July 1964 through March 1992, Mr. Kammerer was in management at Xerox Corporation, serving as a Corporate Vice President of that company from May 1979 through March 1992. Mr. Kammerer has been a director of the Company since November 1993.

Mr. Lushefski has served as Senior Vice President, Chief Financial Officer and Associate Director of Hanson since May 1995. He served as Vice President and Chief Financial Officer of Peabody Holding Company, Inc. from 1991 to 1995. Mr. Lushefski served as Vice President and Controller of Hanson Industries from 1990 to 1991, and as Corporate Controller from 1987 to 1990. He has been a director of the Company since June 21, 1995.

Ms. McRae was named Vice President/Product Development on July 1, 1994. Prior to that time, she served as Vice President/Product Marketing of the Company from July 1, 1993 through June 30, 1994 and as Vice President/Product Development from May 1991 through June 1993. She served as Staff Vice President, Advanced Product Development of the Company from December 1990 through April 1991. Prior to that time, Ms. McRae was Director, Strategic Planning and Advanced Product Development of the Company from February 1987 through November 1990.

Mr. Scallon has served as Vice President/International Operations of the Company since 1987. Prior to that time, he served as Director of Private Brand Sales of the Company for three years.

Mr. Sergeant has served as Group Vice President of Hanson Industries for various consumer, building and industrial products divisions since 1984. Prior to that time, commencing in 1974, Mr. Sergeant was Vice President and Chief Financial Officer of Seacoast Products, Inc., formerly a subsidiary of Hanson Industries. He has also served as an Associate Director of Hanson since 1990. Mr. Sergeant has been a director of the Company since June 1989.

Mr. Verostko was named Vice President/Human Resources of the
Company on January 1, 1992. He served as Corporate Director/Human Resources from September 1, 1990 to January 1, 1992. Prior to that time, Mr. Verostko was Director, Employee Relations for seven years.

Mr. West is Dean Emeritus of the Leonard N. Stern School of Business at New York University. He was the School's Dean from 1984 until 1993. Mr. West previously was the Nathaniel Leverone Professor of Management at Dartmouth's Amos Tuck School of Business Administration, where he also served as Dean for seven years. He also serves as director of Alexander's, Inc., Vornado Realty Trust, Browne & Co., Inc. and various registered investment companies managed by Merrill Lynch Asset Management, Inc. Mr. West has been a director of the Company since August 1989.

Mr. Wilson was named Controller of the Company on July 26, 1995. Prior to that time, he served as Assistant Controller from April 16, 1995 to July 26, 1995, and as Director/Accounting and Financial Reporting from January 3, 1994 to April 16, 1995. Prior to joining the Company, he served as Financial Reporting Manager for Fisher-Price Inc., an international manufacturer, marketer and distributor of infant and preschool toys and juvenile products, from November 1991 through December 1993, and as Corporate Accounting Manager for Sullivan Graphics, Inc., a printing company, from September 1989 to November 1991.

Mark A. Alexander and John E. Lushefski, each of which was appointed as a Director of the Company on June 21, 1995, did not file with the Securities and Exchange Commission a Form 3 -- Initial Statement of Beneficial Ownership of Securities as required by the Securities Exchange Act of 1934. The information required by Form 3 was filed with the Securities and Exchange Commission by each such person on Form 5 -- Annual Statement of Beneficial Ownership of Securities. Each Form 5 was filed on a timely basis.

           Certain Committees of the Board of Directors

The directors comprising the Company's Audit Committee are Messrs. Kammerer, Van Buren and West. The directors comprising the
Company's Compensation and Benefits Committee are Messrs.
Hempstead, Kammerer, West and Sergeant. The directors comprising the Company's Nominating Committee are Messrs. Kammerer, Van Buren and West.


Item 11.   Executive Compensation

 Set forth below is information concerning the Company's compensation of both persons who served as chief executive officer during Fiscal 1995 and certain other highly compensated executive officers of the Company.

                                         SUMMARY COMPENSATION TABLE

                                Annual Compensation                  Long-Term Compensation
                                                                           Awards  Payouts
                                                 Other                 Securities                   All
                      Fiscal                     Annual   Restricted   Underlying     LTIP        Other
                        Year             Bonus   Compen-    Stock   Options/SAR's     Pay-       Compen-
Name and              Ending Salary(6)     (7) sation(8)  Awards (9)      (10)    outs(11)       sation
Principal Position   June 30     ($)      ($)     ($)         ($)         (#)        ($)          ($)
------------------   ------- --------   -----  ---------  ---------- -----------  ---------      -------------------
Robert Van Buren(1)     1995   $98,307       -         -           0      100,000        0         - (12)
Chairman, Chief         1994         -       -         -           0            -        0         - (13)
Executive Officer       1993         -       -         -           0            -        0         -
and President

G. Lee Thompson(2)      1995   270,215       -     1,941           0       60,000        0 185,372(12,14,15,16,23)
Chairman and Chief      1994   360,222 257,250       479           0       50,000        0  10,240   (13)
Executive Officer       1993   350,016       -       756           0      150,000        0   9,957

John A. Cutrone, Jr.    1995   134,500       -         -           0       25,000        0   5,640   (12)
Senior Vice President   1994   130,688  40,625    24,134(19)       0       13,000        0  38,772(13,18)
Sales and Marketing     1993    17,500       -         -           0       10,000        0     165

John A. Piontkowski     1995   127,000       -         -           0       20,000        0  21,547(12,17)
Senior Vice President,  1994   117,000  52,650    56,453(19)       0       24,000        0 102,199(13,18)
Chief Financial Officer 1993    84,167       -         -           0       10,000        0   4,988
Treasurer and Assistant
Secretary

W. Michael Driscoll     1995   120,650       -         -           0       25,000        0       42  (12)
Vice President -        1994   114,950  57,659         -           0       12,000        0       48  (13)
Operations              1993   110,000       -         -           0       25,000        0       32

Jerry L. Diener         1995   118,025       -         4           0       20,000        0    3,950  (12)
Senior Vice President-  1994   132,484  36,138         -           0       10,000        0    3,975  (13)
Sales                   1993   112,000       -         -           0       25,000        0    3,982

William D. Henderson(4) 1995   277,449       -     3,715           0       50,000        0   20,892  (12,21,23)
President and Chief     1994   283,762 173,700     1,257           0       45,000        0    9,228  (13)
Operating Officer       1993   275,712       -    34,876           0       50,000        0    8,670

Thomas C. DeFazio(5)    1995   157,500       -    17,156(20)       0       50,000        0   28,861(12,22
                                                                                                        23)
Executive Vice          1994   205,833 126,000     2,075           0       45,000        0    7,923  (13)
President and Chief     1993   200,000       -     1,541           0       80,000        0    7,484
Financial Officer

(1) Mr. Van Buren was elected Chairman and Chief Executive Officer on March 24, 1995. On July 1, 1995, Mr. Van Buren resigned as Chief Executive Officer and President, and Ronald F. Stengel was elected Chief Executive Officer and President of the Company. Mr. Van Buren remains Chairman of the Board of the Company.

(2) Mr. Thompson's employment with the Company terminated on March 24, 1995. See "-- Severance Agreements" below.

(3)  Mr. Piontkowski was elected Senior Vice President, Chief
Financial Officer and Treasurer on June 21, 1995.

(4) Mr. Henderson's employment with the Company terminated on June 3, 1995. See "-- Employment Agreements" below.

(5) Mr. DeFazio's employment with the Company terminated on March 31, 1995.

(6) Amounts shown include compensation deferred under the Company's Retirement Savings and Investment Plan ("RSIP").

(7) Amounts shown indicate the annual bonus earned by the executive officers under the Company's Bonus Plan (as hereinafter defined) in the fiscal years shown. The Company pays such bonus amounts to the executive officers in the subsequent fiscal year.

(8) None of the executive officers, except for Mr. Cutrone and Mr. Piontkowski during Fiscal 1994, and Mr. DeFazio in Fiscal 1995 received perquisites or other personal benefits, securities or property that exceeded the lesser of $50,000 or 10 percent of such officer's salary and bonus.

(9) No restricted stock awards have been made since shortly after the closing of the Offerings. At that time, restricted shares were awarded to certain key executives pursuant to the Supplemental Performance Plan ("SPP"), which plan thereupon terminated. Of the eight executives named in the Summary Compensation Table only Mr. Thompson was awarded restricted shares under the SPP. As of the end of Fiscal 1995, Mr. Thompson owned 7,800 restricted shares.

(10) The Company does not grant Stock Appreciation Rights
("SAR's").

(11) The Company has no long-term incentive plans.

(12) Includes matching contributions by the Company under the RSIP for Messrs. Van Buren, Thompson, Cutrone, Piontkowski, Driscoll, Diener, Henderson and DeFazio of $0, $3,654, $5,254, $4,755, $0, $3,950, $4,305 and $3,072, respectively. Includes net term life insurance premium payments by the Company for Messrs. Van Buren, Thompson, Cutrone, Piontkowski, Driscoll, Diener, Henderson and DeFazio of $0, $5,741, $386, $47, $42, $0, $4,524 and $2,457, respectively.

(13) Includes matching contributions by the Company under the RSIP for Messrs. Van Buren, Thompson, Cutrone, Piontkowski, Driscoll, Diener, Henderson and DeFazio of $0, $4,500, $0, $3,510, $0, $3,975, $4,704 and $4,647, respectively. Includes net term life insurance premium payments by the Company for Messrs. Van Buren, Thompson, Cutrone, Piontkowski, Driscoll, Diener, Henderson and DeFazio of $0, $5,740, $471, $47, $48, $0, $4,524 and $3,276, respectively.

(14) Includes amount paid under the Supplemental Executive
Retirement Plan ("SERP") for Mr. Thompson of $18,344.

(15) Includes amount paid under a Severance Agreement for Mr.
Thompson of $97,297.

(16) Includes amount paid under a Severance Agreement for Mr.
Thompson for outplacement assistance of $25,000.

(17) Includes amount paid for mortgage assistance for Mr.
Piontkowski of $16,745.

(18) Includes amounts paid for relocation expenses for Messrs.
Cutrone and Piontkowski of $38,301 and $98,642, respectively.

(19) Includes taxes paid by the Company for relocation expenses for Messrs. Cutrone and Piontkowski of $24,134 and $56,453, respectively.

(20) Includes amount paid under the Company's Executive Medical
Plan of $15,870.

(21) Includes amount paid under a Termination Agreement for Mr.
Henderson of $6,496.

(22) Includes amount paid under a Supplemental Pension Benefit provision included in the Employment Agreement for Mr. DeFazio of $7,178.

(23) Includes amounts paid for accrued but unused vacation for Messrs. Thompson, Henderson and DeFazio of $35,337, $5,567 and
$16,154, respectively.

     The following table sets forth certain specific information regarding options granted to the eight executive officers named in the Summary Compensation Table under the Company's 1990 Stock
Option Plan, as amended (the "Stock Option Plan").

                   OPTION GRANTS IN FISCAL 1995

                      Number of   Percent of
                      Securities  Total          Exer-                Grant
                      Underlying  Options        cise or              Date
                      Options     Granted to     Base     Expir-      Present
                      Granted(1)  Employees in   Price(4) ation       Value(9)
                          (#)     Fiscal Year(1) ($/Sh)   Date(5)       ($)
Robert Van Buren      100,000(2)   16.00%        2.75     03/23/05      145,000
G. Lee Thompson        60,000(3)    9.60%        3.25     11/14/04(6)   106,200
John A. Cutrone, Jr.   25,000(3)    4.00%        3.25     11/14/04       44,250
John A. Piontkowski    20,000(3)    3.20%        3.25     11/14/04       35,400
W. Michael Driscoll    25,000(3)    4.00%        3.25     11/14/04       44,250
Jerry L. Diener        20,000(3)    3.20%        3.25     11/14/04       35,400
William D. Henderson   50,000(3)    8.00%        3.25     11/14/04(7)    88,500
Thomas C. DeFazio      50,000(3)    8.00%        3.25     11/14/04(8)    88,500
All other employees   274,000(10)  44.00%        Various  Various       484,180
                      624,000(10)  100.00%                            1,071,680

                                                                      Value at       Value on            $3.092
Number of                         6/30/95 ($1.375                     Per Share
Outstanding Shares                Per Share)                            (11)
30,250,000                        $41,593,750                       $93,533,000


(1)  The Company does not grant SAR's.

(2) These options were granted on March 24, 1995 and become exercisable June 24, 1995 upon receipt of approval of the Company's Stockholders.

(3) These options were granted on November 15, 1994 and will vest on November 15, 1997.

(4) The exercise price is the fair market value of the Company's Common Stock on the date of grant.

(5) The options granted expire the day before the tenth anniversary of the date of grant.

(6) Due to the retirement of Mr. Thompson from the Pension Plan as defined below on July 1, 1995, these options will expire on May 15, 1998.

(7) These nonvested options were canceled on June 3, 1995 due to Mr. Henderson's termination of employment with the Company on such date.

(8) Due to the retirement of Mr. DeFazio from the Pension Plan as defined below on April 1, 1995, these options will expire on May 15, 1998.

(9) The grant date present value, calculated using the Black-Scholes options pricing method, is based on certain assumptions as to interest rates, stock price volatility and future dividend yield. There is no assurance that these assumptions will prove to be true in the future. The actual value, if any, that an executive will realize upon exercise of an option will be the excess of the stock price over the exercise price.

(10) Amount shown is net of 60,000 options which the Company granted in Fiscal 1995 but which have lapsed due to termination of employment.

(11) In order for the named executives to realize the value stated in the "Grant Date Present Value" column upon the exercise of their options, the price of the Common Stock on the date of exercise must be $3.092 per share. At that price per share, the aggregate value of all outstanding shares (30,250,000) would be $93,533,000. On June 30, 1995, when the stock price was $1.375, the aggregate value of the same number of outstanding shares was $41,593,750.

     The following table sets forth certain information about outstanding stock options held by the eight executive officers named in the Summary Compensation Table pursuant to the Stock Option Plan. No stock options have been exercised under the Plan.


           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR-END OPTION VALUES


                                                                   Value of
                                                                   Unexercised
                       Shares               Number of Securities   In-the-Money
                       Acquired            Underlying Unexercised   Options at
                       on Exer-   Value      Options at Fiscal        Fiscal
                       cise      Realized       Year-End(1)        Year-End(1)
Name                     (#)       ($)               (#)               ($)
----                   --------  --------  ----------------------  ------------
                                                        Unexer-
                                           Exercisable  cisable
                                           -----------  -------
Robert Van Buren         --        --      100,000 (2)        0        $0.00
G. Lee Thompson          --        --      100,000 (3)  260,000        $0.00
John A. Cutrone, Jr.     --        --            0       48,000        $0.00
John A. Piontkowski      --        --        5,000 (4)   54,000        $0.00
W. Michael Driscoll      --        --       16,000 (5)   62,000        $0.00
Jerry L. Diener          --        --       22,500 (6)   55,000        $0.00
William D. Henderson     --        --      185,000 (7)        0        $0.00
Thomas C. DeFazio        --        --      240,000 (8)        0        $0.00


(1)  The Company does not grant SAR's.

(2)  These options became exercisable on:
          June 24, 1995 at an exercise price of $2.75 per share
          (100,000)

(3)  The options became exercisable on:
          January 22, 1993 at an exercise price of $12.50 per share (20,000)
          November 13, 1993 at an exercise price of $6.00 per share (20,000)
          November 19, 1994 at an exercise price of $6.875 per share (60,000)

(4)  The options became exercisable on:
          February 18, 1995 at an exercise price of $9.25 per share (5,000)

(5)  The options became exercisable on:
          February 18, 1995 at an exercise price of $9.25 per
          share (6,000)
          May 19, 1995 at an exercise price of $8.75 per share
          (10,000)

(6)  The options became exercisable on:
          January 22, 1993 at an exercise price of $12.50 per share (7,000)
          November 13, 1993 at an exercise price of $6.00 per share (7,000)
          November 19, 1994 at an exercise price of $6.875 per share (8,500)

(7)  The options became exercisable on:
          July 2, 1993 at an exercise price of $5.625 per share
          (145,000)
          November 13, 1993 at an exercise price of $6.00 per share (15,000)
          November 19, 1994 at an exercise price of $6.875 per share (25,000)

(8)  The options became exercisable on:
          April 1, 1994 at an exercise price of $9.25 per share
          (40,000)
          November 19, 1994 at an exercise price of $6.875 per
          share (25,000)
          April 1, 1995 at an exercise price of $6.50 per share
          (80,000)
          April 1, 1995 at an exercise price of $5.75 per share
          (45,000)
          April 1, 1995 at an exercise price of $3.25 per share
          (50,000)


     The table below illustrates the estimated annual benefits upon retirement under the Smith Corona Corporation Salaried Employees' Retirement Plan (the "Pension Plan") to persons in the specified compensation and years-of-service classifications.

                        PENSION PLAN TABLE

                              Years of Service
Remuneration     15        20       25       30       35
$125,000       $24,500   $32,700  $40,880  $49,060  $49,060
$150,000       $30,200   $40,200  $50,260  $60,300  $60,300
$175,000       $30,200   $40,200  $50,260  $60,300  $60,300
$200,000       $30,200   $40,200  $50,260  $60,300  $60,300
$225,000       $30,200   $40,200  $50,260  $60,300  $60,300
$250,000       $30,200   $40,200  $50,260  $60,300  $60,300
$300,000       $30,200   $40,200  $50,260  $60,300  $60,300
$350,000       $30,200   $40,200  $50,260  $60,300  $60,300
$400,000       $30,200   $40,200  $50,260  $60,300  $60,300
$450,000       $30,200   $40,200  $50,260  $60,300  $60,300
$500,000       $30,200   $40,200  $50,260  $60,300  $60,300

     The amounts set forth in the table above as estimated benefits are computed on a straight life annuity basis and include an offset for a percentage of Social Security benefits. Effective on January 1, 1989, the amount of compensation taken into account under a qualified plan is limited (the "Annual Compensation Limitation") under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), subject to a cost-of-living adjustment announced by the Secretary of the Treasury. The cap on pension earnings has been limited to $150,000 as of January 1, 1994 due to the Omnibus Budget Reconciliation Act of 1993. This limit is reflected in the above chart. The above chart does not, however, reflect any additional benefits payable pursuant to grandfathering provisions as a result of changes in the earnings cap. This Annual Compensation Limitation may reduce future benefit accruals payable to highly compensated individuals under the Pension Plan.

     The total compensation set forth in the Summary Compensation table above is, in general, compensation covered by the Pension Plan for those respective individuals. Mr. Van Buren did not participate in the Pension Plan. Messrs. Thompson, Henderson and DeFazio terminated employment with the Company during Fiscal 1995, and at such time of termination had 13, 5 and 5 years of credited service under the Pension Plan, respectively, for purposes of calculating annual retirement benefits under the Pension Plan. As of June 30, 1995, Messrs. Cutrone, Piontkowski, Driscoll and Diener had 2, 4, 14 and 36 years of credited service under the Pension Plan, respectively, for purposes of calculating annual retirement benefits under the Pension Plan.

     Summarized below are actual accrued benefits under the Pension Plan for Messrs. Thompson and DeFazio, and estimated accrued benefits under the Pension Plan for Mr. Henderson, as of the date each of them terminated employment with the Company.

     G. Lee Thompson               $50,790
     William D. Henderson          $12,700
     Thomas C. DeFazio             $13,465

     Summarized below are estimated accrued benefits under the Pension Plan as of June 30, 1995 for the four executive officers named in the Summary Compensation Table who are currently employed by the Company.

     John A. Cutrone, Jr.          $ 3,840
     John A. Piontkowski           $ 5,180
     W. Michael Driscoll           $20,600
     Jerry Diener                  $56,980

     These benefits represent the annual benefit payable at normal retirement age. Unlike the pension plan table, these benefits include the grandfathered portion of the benefit attributable to the prior pay cap. The Company has decided to use the transitional method under the Omnibus Budget Reconciliation Act of 1993 which produces the largest possible benefit under the Pension Plan.

Supplemental Executive Retirement Plan

     Certain executive officers of the Company participate in the Smith Corona Supplemental Executive Retirement Plan (the "SERP") which provides additional retirement benefits in excess of the maximum allowable under plans qualified under the Code. As of June 30, 1995, the only executive officers participating in the SERP were Messrs. Diener, Driscoll, Scallon, Verostko and Ms. McRae. The SERP provides for payment of 100% of the participant's retirement benefit upon retirement from the Company at age 62, and permits earlier retirement, with a reduced benefit, in certain cases, but only if approved by the Plan Administrator. The amount of the retirement benefit payable under the SERP at age 62 is equal to the difference between (i) a percentage (based on years of credited service (maximum 30 years) with the Company) of the executive's Average Final Compensation (as defined below), less an offset for the primary Social Security benefit, and (ii) the sum of amounts payable under the Pension Plan. "Average Final Compensation" is defined as the greater of the executive's average earnings (excluding Company payments or awards made under the RSIP, SPP or Pension Plan, as such terms are described herein, or the stock option plan of Hanson, and any income from other benefits) (x) in any three highest paid years of the last ten calendar years of employment or (y) during the last 36 months of employment. Executives with at least 5 and less than 10 years of credited service receive 12.5% of Average Final Compensation plus 2.5% for each year over 5 years; those with at least 10 but less than 20 years of credited service receive 25% of Average Final Compensation, plus 1.5% for each year over 10 years; those with at least 20 but less than 30 years, receive 40% of Average Final Compensation, plus 1% for each year over 20 years; and those with 30 years or more receive 50% of Average Final Compensation.

     Notwithstanding the early retirement provisions described in the previous paragraph, if a Change of Control shall occur, any executive with fewer than 5 years of credited service would receive 2.5% of Average Final Compensation for each year of credited service. "Change of Control" is defined as (1) a reorganization, consolidation or merger of the Company with or into another entity, (2) a sale, transfer or lease of substantially all of the Company's property or (3) the acquisition by an entity or group not affiliated with Hanson or the Company, of 20% or more of the outstanding shares of Common Stock of the Company, unless Hanson also owns 20% or more of such shares on and after such acquisition.

     The table below illustrates the estimated annual benefits upon retirement pursuant to the SERP to persons in the specified compensation and years-of-service classifications.

           SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE

                              Years of Service
Average
Final
Compen-
sation      15       20         25        30        35
------     -------  -------   -------   -------   -------
$125,000   $12,500  $12,500     $9,380    $6,250    $6,250
$150,000   $15,000  $15,000    $11,250    $7,500    $7,500
$175,000   $23,120  $25,000    $22,500   $20,000   $20,000
$200,000   $31,250  $35,000    $33,750   $32,500   $32,500
$225,000   $39,380  $45,000    $45,000   $45,000   $45,000
$250,000   $47,500  $55,000    $56,250   $57,500   $57,500
$300,000   $63,750  $75,000    $78,750   $82,500   $82,500
$350,000   $80,000  $95,000   $101,250  $107,500  $107,500
$400,000   $96,250 $115,000   $123,750  $132,500  $132,500
$450,000  $112,500 $135,000   $146,250  $157,500  $157,500
$500,000  $128,750 $155,000   $168,750  $182,500  $182,500

     The total compensation set forth in the Summary Compensation Table above is, in general, compensation covered by the SERP. The amounts set forth on the table above are computed on a straight life annuity basis and include offsets for the primary Social Security benefit and for the amount payable under the Pension Plan.

     Under the SERP, the Plan Administrator (as defined in the SERP) may grant up to 5 years' age and up to 5 years' credited service to a participant. In July of 1990, the Plan Administrator granted Mr. Thompson 3 years' adjusted credited service and 3 years' adjusted credited age.

     Mr. Van Buren did not participate in the SERP. Due to the termination of employment of Messrs. Henderson and DeFazio, their eligibility to participate in the SERP was terminated. As of his date of termination of employment with the Company, Mr. Thompson had the credited age of 65 years and credited service of 15 years.

     As of June 30, 1995, the four executive officers named in the Summary Compensation Table who are currently employed by the Company had the credited age and credited service set forth below:

Name               Credited Age         Credited Service

John A. Cutrone, Jr.      40                       2
John A. Piontkowski       40                       4
W. Michael Driscoll       49                      14
Jerry L. Diener           60                      36

Supplemental Pension Benefit

     On December 5, 1990, the Compensation and Benefits Committee authorized the Company to enter into an agreement with Mr. Manfred Eckhardt, formerly Vice President and Treasurer of the Company, pursuant to which the Company agreed to pay supplemental pension benefits. As a result of his retirement on June 8, 1995, Mr. Eckhardt received his supplemental pension benefit in a lump sum payment of $53,060 on June 15, 1995. No other officers have received this benefit.

Employment Agreements

     On May 23, 1990, the Company entered into an employment agreement with Mr. Henderson providing that he would serve as President and Chief Operating Officer of the Company through June 30, 1992. The term of the agreement was subsequently extended through June 30, 1995. The agreement provides that Mr. Henderson would be paid an initial annual base salary of $250,000 and such additional compensation as may be provided under the Company's benefit plans including the SERP, which provides additionalretirement benefits in excess of the maximum allowable under plans qualified under the Code. The agreement provided for the payment of a supplemental pension benefit equal to (a) the amount that would be payable to Mr. Henderson under the Pension Plan based on credited service with Hanson Industries and the Company, minus (b) the amount payable to Mr. Henderson under the Pension Plan based on his credited service with the Company, minus (c) the amount payable to Mr. Henderson under the Hanson Industries Pension Plan, minus (d) the
amount payable under the SERP.   In Mr. Henderson's case, the
supplemental pension benefit payment was terminated upon the involuntary termination of his employment on June 3, 1995. The employment agreement also provides that if Mr. Henderson's employment is terminated by the Company for reasons other than cause, or if he terminated his employment for good reason (as defined in the agreement), he will continue to receive (a) his base salary at the rate then in effect for the longer period of (i) the remainder of the term of the agreement or (ii) 24 months and (b) certain benefits. This continuation of salary is not applicable if Mr. Henderson obtains employment or enters into any personal service arrangement with a competitor of the Company. Substantially all of the terms of Mr. Henderson's employment agreement were confirmed in an agreement dated February 3, 1995 between the Company and Mr. Henderson. Mr. Henderson's employment with the Company was terminated on June 3, 1995 pursuant to his involuntary resignation in connection with the Company's restructuring for "reasons other than cause" within the meaning of his employment agreement. Mr. Henderson has agreed to provide consulting services to the Company upon its reasonable request for a period of one year, at specified daily rates.

     On January 23, 1991, the Company entered into an employment agreement with Mr. DeFazio providing that he would serve as Executive Vice President and Chief Financial Officer of the Company through June 30, 1993. The agreement was subsequently extended through June 30, 1995. The agreement provides that Mr. DeFazio would be paid an initial annual base salary of $185,000 and such additional compensation as may be provided under the Company's benefit plans including the SERP, which provides additional retirement benefits in excess of the maximum allowable under plans qualified under the Code. The agreement provides for the payment of a supplemental pension benefit equal to (a) the amount that would be payable to Mr. DeFazio under the Pension Plan based on his credited service with SCM Corporation and the Company, minus (b) the amount that would be payable to Mr. DeFazio under the Pension Plan based on his credited service with the Company, minus (c) the amount payable to Mr. DeFazio under the SCM Corporation Salaried Retirement Plan, minus (d) the amount payable under the SERP. The agreement also provides that if Mr. DeFazio's employment is terminated by the Company for reasons other than cause, or if he terminates his employment for good reason (as defined in the agreement), he will continue to receive (a) his base salary at the rate then in effect for the longer period of (i) the remainder of the term of the agreement or (ii) 24 months and (b) certain benefits. This continuation of salary is not applicable if Mr. DeFazio obtains employment or enters into any personal service arrangement with a competitor of the Company. The terms of Mr. DeFazio's employment agreement were confirmed in a letter agreement dated February 3, 1995 between the Company and Mr. DeFazio.
Mr. DeFazio terminated his employment with the Company on March 31, 1995. Since the termination, Mr. DeFazio has been receiving a supplemental pension benefit pursuant to the terms of his employment agreement in the amount of $2,393 per month payable as a 50% joint and survivor annuity.

On March 28, 1995, the Company entered into an employment agreement with Mr. Van Buren providing that he would serve as Chairman and Chief Executive Officer of the Company. Mr. Van Buren's employment agreement had no expiration date; however, the agreement provided that Mr. Van Buren's employment could be terminated by the Company at any time at the discretion of the Board of Directors. The agreement provided that Mr. Van Buren would be paid a monthly salary of $30,000, would be eligible for option grants under the Company's Stock Option Plan and would receive benefits under the Company's life insurance and medical insurance plans. The agreement provided that upon termination of Mr. Van Buren's employment for "reasons other than cause" within the meaning of the employment agreement, he would continue to receive his base salary plus his benefits until the last day of the month in which such termination took place. Mr. Van Buren's employment was terminated on July 1, 1995. He remains Chairman of the Board and a Director of the Company.

Severance Agreements

     Messrs. Cutrone, Piontkowski, Driscoll and Diener have entered into severance agreements with the Company. The severance agreements provide for the continued regular payment of an amount equal to the executive's annual rate of base pay in effect on the date of cessation of employment for a period of two years following the involuntary termination (as defined in the severance agreement) of an executive officer. The severance agreement of Mr. Piontkowski expires on June 30, 1996. The severance agreements of Messrs. Cutrone, Driscoll and Diener were to expire on June 30, 1995; however, they were amended to extend the expiration date. In the case of Messrs. Cutrone and Driscoll, the agreements were extended to June 30, 1996 and in the case of Mr. Diener, to December 31, 1995. The severance agreements provide for the lump sum payment of all accrued vacation time in the current year, Pension Plan credit only for service attributable to the severance period allotted under the Company's Corporate Policy on Termination Allowance for Company salaried employees generally, continuation of participation in the Company's medical and life insurance programs during the period that the executive officer is receiving severance payments, and outplacement assistance at the Company's expense up to $10,000.

     Messrs. Thompson and Noblitt entered into severance agreements with the Company. The severance agreements provided for the continued regular payment of an amount equal to the executive's annual rate of base pay in effect on the date of cessation of employment for a period of 2.99 years in Mr. Thompson's case and 2 years in Mr. Noblitt's case, following the involuntary termination (as defined in the severance agreement) of an executive officer. The severance agreements provided for the lump sum payment of all accrued vacation time in the current year, Pension Plan credit only for service attributable to the severance period allotted under the Company's Corporate Policy on Termination Allowance for Company salaried employees generally, continuation of participation in the Company's medical and life insurance programs during the period that the executive officer is receiving severance payments, and outplacement assistance at the Company's expense up to $10,000, or, in Mr. Thompson's case, $25,000. Since Mr. Thompson's termination of employment with the Company on March 24, 1995, Mr. Thompson has received severance benefits pursuant to the terms of his severance agreement with the Company. Upon Mr. Noblitt's termination of employment with the Company as a result of the sale of SCM Office Supplies, Inc. by the Company on July 5, 1994, Mr. Noblitt received severance benefits pursuant to the terms of his severance agreement with the Company.

     Certain other officers and employees of the Company have entered into similar severance agreements with terms ranging from six months to two years.

           REPORT OF THE COMPENSATION AND BENEFITS COMMITTEE
                       ON EXECUTIVE COMPENSATION

     The Compensation and Benefits Committee of the Board of
Directors of the Company is comprised of directors who are not and have not been employees of the Company. The Committee is responsible for reviewing and approving all matters related to executive compensation and reviewing the structure of long-term incentive plans and approving grants to executives under such plans.

     The Company adheres to a policy of blending several components of executive compensation in order to attract and retain top employees, reward its executives for performance that results in profits to the Company, and motivate management to continue to optimize value for the Company's shareholders. The three aspects of each executive's compensation are:

       base salary,
       short-term incentive compensation based on the Company's annual performance, and stock option grants to reward successful long-range planning.

     Base Salary. In 1993, the Company engaged a consultant to perform a study of its executive officers' base salaries as compared with those of other durable manufacturing companies. The study revealed that the Company's executive officers' salaries ranged from 19% below average market value to 15% above. Based on the findings of this study, as well as ongoing research performed by the Company, the Company believes that the base salaries paid to its executives compare favorably overall with those paid to executives of similar companies.

     Increases in base salary are considered annually and reflect the Company's profitability and return on capital employed, the individual executive's salary level as compared with those of similar executives of the Company's competitors, and the individual executive's level of responsibility and performance. Executive performance is measured using a "management by objectives" system. Salary increases for executives other than the Chief Executive Officer are recommended to the Committee by the Chief Executive Officer.

     Short-Term Incentive Compensation. The Company and its major subsidiaries maintain a short-term incentive compensation plan ("Bonus Plan"), pursuant to which management establishes graduated performance targets for the Company and its major subsidiaries. At each level of performance target reached, a portion of the bonus amount is paid to top management pursuant to a schedule of payments established at the beginning of the fiscal year. Typically, payments under the Bonus Plan are tied to levels of operating income generated and return on capital employed by the Company and its major subsidiaries during the fiscal year. In Fiscal 1994, the payments under the Bonus Plan to certain employees were also tied to other factors, including gross margin, inventory control, research and development costs and manufacturing performance. Performance levels are established in coordination with the Company's operating plan for the fiscal year.

     All of the named executives, excluding Mr. Van Buren, participated or participate in the Bonus Plan. No payments have been made during Fiscal 1996 under the Bonus Plan with respect to Fiscal 1995, since no bonuses were earned by the named executives in Fiscal 1995.

     Stock Option Grants. In order to encourage executives to make decisions for the Company based on long-range planning, and to stress the importance of maximizing shareholder returns through strong performance, the Company instituted the Stock Option Plan in 1990. The Company has made a number of option grants to date under the Stock Option Plan. See "Executive Compensation Option Grants in Fiscal 1995" above. Option grants are made by the Company based upon each recipient's performance, impact on profitability, level of responsibility and salary level. The exercise price of any option granted under the Stock Option Plan may not be less than the fair market value of the Company's stock on the date of grant. Except under certain circumstances, options may not be exercised until at least three years after they were granted, thereby creating a personal incentive for executives to maximize shareholder gains over the long-term. Notwithstanding the previous sentence, the options granted to Mr. Van Buren on March 24, 1995 vested on June 24, 1995.

Compensation of the Chief Executive Officer

     The compensation of the Chief Executive Officer, like that of the other executive officers of the Company, is comprised of base salary, bonus and stock options. The Committee's policy with respect to determining the Chief Executive Officer's base salary is based on the same criteria used for determining the base salary of other executives of the Company. The criteria for bonus payments made and stock options granted to the Chief Executive Officer are the same as those described above for other executives.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of June 30, 1995, certain information regarding beneficial ownership of Common Stock by (a) each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, (b) each director and nominee for director of the Company, (c) the eight executive officers named in the Summary Compensation Table, and (d) all directors and executive officers as a group. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated.




Name of                   Number of     Percent of Common
Beneficial Owner             Shares     Stock Outstanding
Hanson PLC (1)            14,480,000          47.9%
Ronald F. Stengel                  0             0
Robert Van Buren               2,500             *
G. Lee Thompson                7,800             *
John A. Piontkowski            2,242             *
Mark A. Alexander                  0             0
Thomas A. Cawley                   0             0
John E. Lushefski                400             *
George H. Hempstead, III         950             *
Craig C. Sergeant                  0             0
John A. Cutrone, Jr.           2,064             *
Richard R. West                1,000             *
Robert J. Kammerer               500             *
Jerry L. Diener               75,216             *
W. Michael Driscoll                0             0
William D. Henderson               0             0
Thomas C. DeFazio              2,590             *
All directors and
executive officers
as a group (20 persons)      170,701             *


     *Less than one percent of the outstanding shares of Common
Stock.

(1) Record ownership of the shares indicated is in the name of Hanson Natural Resources Company. The business address of Hanson PLC is 1 Grosvenor Place, London SW1X 7JH, England. The business address of Hanson Natural Resources Company is c/o Hanson Industries, 99 Wood Avenue South, Iselin, New Jersey 08830.

Item 13.  Certain Relationships and Related Transactions

On August 3, 1989, the Company completed the Offerings. In connection with the Offerings, Hanson initiated the Reorganization. Prior to the closing of the Offerings, the Company had been an indirect, wholly-owned subsidiary of Hanson, an industrial management company. Pursuant to the Offerings, the Company sold 14,750,000 shares of Common Stock to the public in public offerings registered pursuant to the Securities Act of 1933, as amended (the "1933 Act"). Following the Offerings, Hanson owned 47.9% of the outstanding Common Stock and, pursuant to a Stockholders Agreement, retained the right, subject to certain conditions, to elect four of the Company's directors. See "Stockholders Agreement" below. Subsequent to the Offerings, all proposed agreements between the Company and Hanson or its affiliates must be approved in advance by the Audit Committee.


Stockholders Agreement

The Company and Hanson Natural Resources Company, an indirect, wholly-owned subsidiary of Hanson ("HNR"), as assignee of HM Holdings, Inc. ("HMH"), have entered into a Stockholders Agreement, dated as of June 2, 1989 (the "Stockholders Agreement"), which provides that, so long as HNR and its affiliates own 38% or more of the outstanding Common Stock, the Company shall nominate at least four designees of HNR for election to the Company's Board of Directors. The Company agreed in the Stockholders Agreement to use its best efforts to cause the Board of Directors to consist of nine members during the term of the Stockholders Agreement, which expires on June 2, 1999. However, HNR consented to the increase of the Company's Board of Directors to ten members, and the Board of Directors authorized such increase on August 20, 1991. The number of HNR designees is subject to reduction as follows: (i) if HNR's share ownership is at least 27% but less than 38%, three designees; (ii) if HNR's share ownership is at least 16% but less than 27%, two designees; and (iii) if HNR's share ownership is at least 5% but less than 16%, one designee. In the Stockholders Agreement, HNR agreed that immediately after the Reorganization and the Offerings it would cause stockholders' equity of the Company to equal $50 million and the ratio of net debt (bank debt and indebtedness to HNR less invested cash and cash equivalents) to equity not to exceed 195%.
The Stockholders Agreement also grants HNR the right to require the Company to register under the 1933 Act shares of Common Stock held by HNR and its affiliates and certain members of management on not more than two occasions provided that at least 10% of the outstanding shares of Common Stock are registered pursuant to each such request. It further provides that HNR may require its shares to be registered if it notifies the Company within 30 days of receiving notice that the Company has determined to register its own securities. The Company and HNR have agreed to indemnify each other against certain liabilities incurred in connection with the registration of such shares.

Cross-Indemnification Agreement

The Company and HMH entered into an Amended and Restated Cross-Indemnification Agreement dated as of June 2, 1989 (the "Cross-Indemnity Agreement"). In the Cross-Indemnity Agreement, the Company agreed generally to indemnify HMH and Hanson against substantially all liabilities relating to the business of the Company, including environmental liabilities but excluding tax liabilities which are addressed under the Tax Sharing Agreement (as defined below). HMH, in turn, agreed to indemnify the Company against substantially all liabilities relating to the business of Hanson (other than the business of the Company), including environmental liabilities but excluding tax liabilities which are addressed under the Tax Sharing Agreement described below.


Tax Sharing Agreement

Following Hanson's acquisition of the Company's predecessor, SCM, the Company and its subsidiaries were included as members of the Hanson affiliated group of corporations, which filed a consolidated United States federal income tax return (the "Consolidated Group"). After the Offerings, the Company no longer qualified to be a member of the Consolidated Group for federal income tax purposes. The Company and HMH entered into an Amended and Restated Tax Sharing and Indemnification Agreement dated as of June 2, 1989 (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, HMH generally will indemnify the Company with respect to all income tax liabilities or obligations in respect of all tax periods prior to the closing of the Offerings and for all tax liabilities which arise solely with respect to the Reorganization. Similarly, the Company agreed to indemnify HMH for all income tax liabilities or obligations imposed on the Company attributable to periods beginning on or after the closing of the Offerings and all other tax liabilities and obligations imposed on the Company for all prior and future periods. With respect to income tax liabilities or obligations attributable to periods prior to the date of the closing of the Offerings, but which have been reserved for or accrued for in the ordinary course of business prior to the closing of the Offerings, the Company will indemnify HMH and HMH will be under no obligation to indemnify the Company to the extent so reserved or accrued. The Tax Sharing Agreement also provides that the Company will assign to HMH (i) all refunds of taxes for which HMH indemnifies the Company and (ii) any tax benefits realized by the Company on or after the date on which the Company ceased to be a member of the Consolidated Group as a result of payments by the Company pursuant to the SPP adopted by Hanson and the Company soon after Hanson's acquisition of SCM in 1986. The Tax Sharing Agreement also provides that HMH generally will direct any audit, legal or administrative proceedings concerning any tax matters for which HMH has indemnified the Company or with respect to any refund to which HMH is entitled. To implement the Tax Sharing Agreement, Hanson funded certain tax liabilities which became liabilities of the Company as a result of the Reorganization.

Other Agreements

Effective July 1, 1995, the Company engaged the firm of R.F. Stengel & Co., Inc. ("RFS") to provide interim management and financial consulting services pursuant to the terms of a letter agreement dated June 29, 1995 (the "RFS Agreement") between the Company and RFS. The RFS Agreement provides, among other things, that RFS will provide the Company with leadership to guide the Company through the bankruptcy proceeding and to work toward the confirmation and consummation of a plan of reorganization. The RFS Agreement also provides that RFS will support as required the information requests of, and ongoing conversations with, the Lenders, and will work with the Company's other outside professionals. RFS will report directly to the Company's Board of Directors.

The terms of the RFS Agreement provide that Ronald F. Stengel, President of RFS, will serve as President, Chief Executive Officer and a director of the Company while the RFS Agreement is in effect. On July 1, 1995, Mr. Stengel was elected President and Chief Executive Officer of the Company, and was elected to the Board of Directors of the Company. On July 1, 1995, Thomas A. Cawley, Vice President and Secretary of RFS, was also elected a director of the Company, and on July 26, 1995, Mr. Cawley was elected Vice President-Administration of the Company. RFS has also agreed to provide additional professional staff as necessary for RFS to perform its obligations under the RFS Agreement.

Pursuant to the terms of the RFS Agreement, RFS's fees will be billed and payable monthly. The daily professional fees of Mr. Stengel and Mr. Cawley are $2,500 and $1,700 respectively. In addition, the billing rate for other professional staff is from $1,700 to $2,500 per day. Twenty percent of professional fees incurred by the Company for services rendered by RFS is set aside and accumulated as incentive compensation, and will be payable, subject to the approval of the Bankruptcy Court, upon the successful completion of activities and timetables. The Bankruptcy Court authorized and approved the retention of RFS under Sections 327 and 328 of the Bankruptcy Code pursuant to the terms of the RFS Agreement on July 5, 1995.


                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1)  Financial Statements.  See Index to Consolidated
Financial Statements and Schedules which appears on page 54 of this Form 10-K Annual Report.

     (a)(2)  Financial Schedules.  See Index to Consolidated
Financial Statements and Schedules which appears on page 54 of this Form 10-K Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (b) Report on Form 8-K. Two Current Reports on Form 8-K were filed with the Commission during the last quarter of the Company's 1995 fiscal year.

     1. The Form 8-K Current Report dated April 7, 1995 reported a press release under Item 5 announcing Smith Corona Corporation entered into an Amended and Restated Revolving Credit Agreement with Chemical Bank and the Lenders parties thereto.

     2. The Form 8-K Current Report dated June 3, 1995 reported a press release under Item 5 announcing that it is in technical default of its Credit Agreement as a result of the restructuring charge announced May 8, 1995.

          In addition, there was a second press release under Item 5 announcing the replacements of two members of its Board of Directors effective June 8, 1995. It also stated that Robert Van Buren was elected President, succeeding William D. Henderson who involuntarily resigned in connection with the restructuring effective June 3, 1995.



         (c) Exhibits (filed herewith or incorporated by reference; see index to exhibits).

          3.1 Amended and Restated Certificate of Incorporation of Smith Corona Corporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on file with the Commission
(Registration No. 33-29101)).
          3.2 By-Laws of Smith Corona Corporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
          4.1  Form of Common Stock Certificate (incorporated by reference to
Exhibit 4.1 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
         10.1 Lease Agreement between Cherry Street Associates and Smith Corona Corporation dated March 13, 1992 (incorporated by reference to
Exhibit 10.1 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1992, which is on file with the Commission).
         10.2 Lease between REBA Properties, Inc. and SCM Corporation dated June 15, 1970 (incorporated by reference to Exhibit 10.1b to the
Company's Registration Statement on file with the Commission
(Registration No. 33-29101)).
         10.3 Lease between the Housing and Development Board and Corona Manufacturers (PTE) Limited dated April 18, 1975 (incorporated by reference to Exhibit 10.1e to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
         10.4 Tenancy between Jurong Town Corporation and Smith Corona (Private) Limited dated February 16, 1989 (incorporated by reference to Exhibit 10.1f to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
         10.5 Lease between HM Holdings, Inc. and Histacount Corporation dated June 1, 1989 (incorporated by reference to Exhibit 10.1g to the
Company's Registration Statement on file with the Commission
(Registration No. 33-29101)).
         10.6 Memorandum dated August 11, 1994 evidencing Lease Extension between HM Holdings, Inc. and Histacount Corporation dated June 1,
1989 (incorporated by reference to Exhibit 10.6 to the Company's Form
10-K Annual Report for the fiscal year ended June 30, 1994, which is on file with the Commission).
        *10.7 SCM Office Supplies, Inc. Salaried Employees' Retirement Plan as amended and restated as of January 1, 1994.
        *10.8 Smith Corona Corporation Retirement Savings and Investment Plan adopted effective July 1, 1989, as amended through January 1, 1994.
        *10.9 Memorandum dated July 28, 1995 amending the Smith Corona Corporation Retirement Savings and Investment Plan adopted effective
July 1, 1989, as amended through January 1, 1994.
       *10.10 Histacount Corporation Retirement Savings and Investment Plan adopted effective July 1, 1989, as amended through January 1, 1994.
        10.11 Histacount Corporation Salaried and Non-Union Hourly Employees' Pension Plan as amended and restated effective October 1, 1989
(incorporated by reference to Exhibit 10.12 to the Company's Form 10-
K Annual Report for the fiscal year ended June 30, 1992, which is on file with the Commission).
       *10.12 Smith Corona Corporation Supplemental Executive Retirement Plan as restated and amended as of July 28, 1989, through November 16, 1993.
        10.13 Smith Corona Corporation 1990 Stock Option Plan, effective as of December 1, 1989, amended through November 15, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q Quarterly
Report for the quarter ended December 31, 1994, which is on file with the Commission).
        10.14 Trust Agreement between SCM Corporation, The Chase Manhattan Bank, N.A. and Kwasha Lipton dated October 7, 1985 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
       *10.15  Smith Corona Corporation Short Term Incentive Compensation Plan.
        10.16 Export Enterprise Certificate No. 156 granted to Smith-Corona Private Limited by the Ministry of Trade and Industry, Republic of
Singapore, dated May 12, 1981 (incorporated by reference to Exhibit
10.15 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
        10.17 Pioneer Certificate No. 942 granted to Smith Corona PTE Ltd. by the Ministry of Trade and Industry, Republic of Singapore, dated
March 23, 1987 (incorporated by reference to Exhibit 10.16 to the
Company's Registration Statement on file with the Commission
(Registration No. 33-29101)).
        10.18 Stockholders' Agreement between Smith Corona Corporation and HM Holdings, Inc. dated as of June 2, 1989 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
        10.19 Memorandum of Sale dated May 22, 1991 between HM Holdings, Inc. and Hanson Natural Resources Company; Consent and Amendment Agreement dated May 21, 1991 between Smith Corona Corporation and HM Holdings,
Inc.; and Letter of George H. Hempstead III to G. Lee Thompson dated
May 28, 1991 (incorporated by reference to Exhibit 10.17 to the
Company's Form 10-K Annual Report for the fiscal year ended June 30,
1991, which is on file with the Commission).
        10.20 Amended and Restated Cross-Indemnification Agreement between Smith Corona Corporation and HM Holdings, Inc. dated as of July 14,
1989 (incorporated by reference to Exhibit 10.18 to the Company's
Registration Statement on file with the Commission (Registration No.
33-29101)).
        10.21 Amended and Restated Tax Sharing and Indemnification Agreement between Smith Corona Corporation and HM Holdings, Inc. dated as of
June 2, 1989 (incorporated by reference to Exhibit 10.19 to the
Company's Registration Statement on file with the Commission
(Registration No. 33-29101)).
        10.22 Stock Purchase Agreement by and among Smith Corona Overseas Holdings, Inc., SCM Industries Limited and Smith Corona Corporation dated as of June 2, 1989 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
        10.23 Employment Agreement between Smith Corona Corporation and William D. Henderson, dated as of May 22, 1990 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1990, which is on file with the Commission).
        10.24 One year extension, effective June 30, 1992, of Employment Agreement described in 10.23 (incorporated by reference to Exhibit
10.30 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.25 Two year extension, effective June 30, 1993, of Employment Agreement described in 10.23 (incorporated by reference to Exhibit
10.31 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
       *10.26 Employment Agreement between Smith Corona Corporation and William D. Henderson, dated as of February 3, 1995.
       *10.27 Severance Letter between Smith Corona Corporation and G. Lee Thompson, dated as of February 3, 1995.
        10.28  Employment Agreement between Smith Corona Corporation and Thomas
C. DeFazio, dated as of January 23, 1991 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1991, which is on file with the Commission).
        10.29 Two year extension, effective June 30, 1993, of Employment Agreement described in 10.28 (incorporated by reference to Exhibit
10.34 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
       *10.30  Employment Agreement between Smith Corona Corporation and Thomas
C. DeFazio, dated as of February 3, 1995.
        10.31 Memorandum evidencing severance agreement between Smith Corona Corporation and Manfred J. Eckhardt (incorporated by reference to exhibit 10.31 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1991, which is on file with the Commission).
       *10.32 Smith Corona Corporation Salaried Employees Retirement Plan, as amended and restated as of January 1, 1994.
        10.33 Supplemental pension benefit arrangement between Smith Corona Corporation and William D. Henderson dated November 19, 1992
(incorporated by reference to Exhibit 10.40 to the Company's Form 10-
K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.34 Supplemental pension benefit arrangement between Smith Corona Corporation and Thomas C. DeFazio dated November 19, 1992
(incorporated by reference to Exhibit 10.41 to the Company's Form 10-
K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.35 Memorandum dated January 14, 1994 evidencing retention agreement between John R. Noblitt and Smith Corona Corporation
(incorporated by reference to Exhibit 10.37 to the Company's Form 10-
K Annual Report for the fiscal year ended June 30, 1994, which is on file with the Commission).
        10.36 Credit Agreement dated as of April 7, 1995 among Smith Corona Corporation, the lenders party thereto and Chemical Bank, as Agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K
Current Report dated April 7, 1995, which is on file with the Commission).
        10.37 Lease Agreement between City of Marion, Indiana and SCM Corporation dated as of March 1, 1971 (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.38 Lease Agreement between Inmobiliarian Mex-Hong, S.A. De E.V. and Smith Corona De Mexico, S.A. De C.V. dated November 24, 1992
(incorporated by reference to Exhibit 10.47 to the Company's Form 10-
K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.39 Lease Agreement between Inmobiliarian Mex Hong, S.A. De E.V. and Smith Corona De Mexico, S.A. De C.V. dated June 4, 1993 (incorporated by reference to Exhibit 10.48 to the Company's Form 10-K Annual
Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.40 Lease Agreement between Turnberry Associates and Smith Corona Corporation dated May 5, 1993 (incorporated by reference to Exhibit
10.49 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.41 Asset Purchase Agreement, dated as of June 8, 1994, among Ampad Corporation, SCM Office Supplies, Inc. and Smith Corona Corporation (incorporated by reference to exhibit 1 to the Company's Form 8-K
Current Report dated July 19, 1994, which is on file with the Commission).
        10.42 Asset Purchase Agreement, dated as of November 4, 1994, by and among HC Delaware Acquisition Corporation, Histacount Corporation and
Smith Corona Corporation (incorporated by reference to Exhibit 10.44 to the Company's Form 10-Q Quarterly Report for the quarter ended
December 31, 1994, which is on file with the Commission).
        10.43 Security Agreement, dated as of April 7, 1995, among Smith Corona Corporation and Chemical Bank, as Agent (incorporated by reference to Exhibit 10.45 to the Company's Form 10-Q Quarterly
Report for the quarter ended March 31, 1995, which is on file with the Commission).
       *10.44 Debtor-in-Possession Credit Agreement dated as of July 10, 1995 among Smith Corona Corporation, the lenders party thereto and Chemical Bank, as Agent.
       *10.45 First Amendment to Debtor-In-Possession Credit Agreement dated as of July 24, 1995.
       *10.46 Second Amendment to Debtor-In-Possession Credit Agreement dated as of August 15, 1995.
       *10.47 Consulting Agreement between Smith Corona Corporation and R. F. Stengel & Co., Inc., dated June 29, 1995.
       *10.48 Lease between Smith Corona Corporation and J.M. Murray Center, Inc., dated February 8, 1995.
       *10.49 Purchase and Sale Agreement, dated as of February 28, 1995, between Smith Corona Corporation and J.M. Murray Center.
       *10.50 Severance Agreement between Smith Corona Corporation and John A. Cutrone, dated as of June 13, 1994.
       *10.51 One year extension, effective June 30, 1995, of Severance Agreement described in 10.50.
       *10.52 Severance Agreement between Smith Corona Corporation and W. Michael Driscoll, dated as of June 13, 1994.
       *10.53 One year extension, effective June 30, 1995, of Severance Agreement described in 10.52.
       *10.54 Severance Agreement between Smith Corona Corporation and John A. Piontkowski, dated as of April 3, 1995.
       *10.55 Amendment of Severance Letter, effective June 29, 1995, described in 10.54.
       *10.56  Severance Agreement between Smith Corona Corporation and Jerry
L. Diener, dated as of June 1, 1990.
       *10.57 Six month extension, effective June 30, 1995, of Severance Agreement described in 10.56.
       *10.58 Consulting Agreement between Smith Corona Corporation and Manfred J. Eckhardt, dated as of June 9, 1995.
       *10.59 Stock Option Agreement between Smith Corona Corporation and Robert Van Buren, dated as of April 13, 1995.
       *10.60  Employment Agreement between Smith Corona Corporation and
          Robert Van Buren, dated March 28, 1995.
          *21  Schedule of Subsidiaries of the Registrant
          *23  Consent of Deloitte & Touche LLP
          *27  Financial Data Schedule



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

                                       SMITH CORONA CORPORATION

September 28, 1995                By  /s/ Robert Van Buren
                                  Robert Van Buren
                                  Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

<CAPTION

Signature              Title                                Date
/s/ Robert Van Buren
 ....................... Chairman of the Board                September 28, 1995
  (Robert Van Buren)

/s/ Ronald F. Stengel
 ........................ President, Chief Executive          September 28, 1995
 (Ronald F. Stengel)     Officer and Director

/s/ John A. Piontkowski
 ........................ Senior Vice President,              September 28, 1995
 (John A. Piontkowski)   Chief Financial Officer and
                         Treasurer (Principal Financial
                         Officer)
/s/ Mark A. Alexander
 ........................ Director                            September 28, 1995
  (Mark A. Alexander)

/s/ Thomas A. Cawley
 ........................ Vice President/Administration       September 28, 1995
   (Thomas A. Cawley)    and Director

/s/George H.Hempstead,III
 ........................  Director                           September 28, 1995
(George H. Hempstead,III)

/s/ Robert J. Kammerer
 ........................ Director                            September 28, 1995
   (Robert J. Kammerer)

/s/ John E. Lushefski
 ........................ Director                            September 28, 1995
  (John E. Lushefski)

/s/ Craig C. Sergeant
 ........................ Director                            September 28, 1995
  (Craig C. Sergeant)


/s/ Richard R. West
 ........................ Director                            September 28, 1995
   (Richard R. West)

/s/ Martin D. Wilson
 ........................ Controller                          September 28, 1995
 (Martin D. Wilson)          (Principal Accounting
                         Officer)




Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                           Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . 55

Consolidated Balance Sheets as of June 30, 1995 and 1994 . . . . . . . . . . 57

Consolidated Statements of Operations for the Years Ended June 30, 1995,
1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 58

Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended June 30, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . . 59

Consolidated Statements of Cash Flows for the Years Ended June 30, 1995,
   1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 60

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 61

Consolidated Supplemental Financial Statement Schedule for the Years
   Ended June 30, 1995, 1994 and 1993

       Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . 87



INDEPENDENT AUDITORS' REPORT
Smith Corona Corporation:

We have audited the accompanying consolidated balance sheets of Smith Corona Corporation and subsidiaries (in reorganization under Chapter 11 of the Federal Bankruptcy Code since July 5, 1995 - see
Note 1) (the "Company") as of June 30, 1995 and 1994, and the related consolidated statements of operations, statements of changes in stockholders' equity and statements of cash flows for each of the three years in the period ended June 30, 1995. Our audits also include the financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule.
These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith
Corona Corporation and subsidiaries at June 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on July 5, 1995, Smith Corona Corporation filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. In addition, on
August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation
(formerly known as "Histacount Corporation") and Hulse Manufacturing
Company, all wholly-owned Nonoperating Subsidiaries of Smith Corona
Corporation, filed Chapter 11 petitions. The accompanying financial statements do not purport to reflect or provide for the consequences of the Bankruptcy Proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business. The outcome of these matters is not presently determinable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 1 to the consolidated financial statements, the Company has recently experienced recurring losses from operations, has an accumulated deficit at June 30, 1995, had difficulty in meeting its Amended and Restated Revolving Credit Agreement covenants, required waivers to its Debtor-In-Possession Credit
Agreement covenants and can not presently determine with certainty the ultimate liability which may result from the filing of claims in connection with the Bankruptcy Proceedings. Additionally, as described in Note 8, the Company's Debtor-In-Possession Credit
Agreement expires on June 30, 1996. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.




/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Stamford, Connecticut
August 22, 1995



                   Smith Corona Corporation and Subsidiaries
                          Consolidated Balance Sheets


                                                 June 30,
(Dollars in thousands)                     1995           1994
Assets
Current assets:
Cash and cash equivalents                    $7,003         $6,472
Accounts receivable (net of allowance
 for doubtful accounts of $1,484 and
 $1,512 for 1995 and 1994, respectively)     37,654         48,210
Inventories                                  54,335         62,695
Prepaid expenses and other current
 assets                                       9,471          3,716
Deferred income taxes                             -         10,131
Net assets of discontinued operations             -         19,072
Total current assets                        108,463        150,296
Property, plant and equipment-net            22,888         36,782
Deferred income taxes                         3,406          4,371
Other assets                                  1,309          2,239
Total                                       $136,066      $193,688

Liabilities and stockholders' equity
Current liabilities:
Bank loans                                  $17,400        $     -
Trade payables                               19,807         27,379
Accrued liabilities                          35,449         26,935
Income taxes payable                          5,791          5,001
Dividends payable                                 -          1,512
Total current liabilities                    78,447         60,827
Bank loans                                        -         20,002
Postretirement benefits                      12,999         12,650
Pension liability                            18,801         20,361
Other long-term liabilities                   5,569          4,126
Total liabilities                           115,816        117,966
Stockholders' equity:
Common stock- 30,250,000 shares issued
 and outstanding                                303            303
Additional paid-in capital                   44,697         44,697
Retained earnings (accumulated deficit)     (24,750)        30,722
Total stockholders' equity                   20,250         75,722
Total                                      $136,066       $193,688

See accompanying notes to consolidated financial statements.


                   Smith Corona Corporation and Subsidiaries
                     Consolidated Statements of Operations


(Dollars in thousands,                        For the year ended June 30,
 except per share amounts)                   1995        1994        1993
Net sales                                 $196,309    $261,306    $236,846
Cost of goods sold                         180,959     204,327     179,355
Gross margin                                15,350      56,979      57,491
Selling, administrative and
 research expenses                          48,532      48,557      56,339
Restructuring costs                         13,584           -      16,500
Operating income (loss)                    (46,766)      8,422     (15,348)
Interest expense                               965         708         417
Income (loss) from continuing
 operations before income taxes            (47,731)      7,714     (15,765)
Income taxes (benefit)                      14,514       2,620      (5,521)
Income (loss) from continuing
 operations                                (62,245)      5,094     (10,244)
Discontinued operations (net of
 income taxes):
  Income from operations                       671       2,233       1,222
  Gain (loss) on disposal
   of discontinued operations                9,127      (2,200)          -
Net income (loss)                         $(52,447)     $5,127     $(9,022)

Earnings per common share -
  Income (loss) from continuing
   operations                               $(2.05)       $.17       $(.34)
  Discontinued operations:
   Income from operations                      .02         .07         .04
   Gain (loss) on disposal
    of discontinued operations                 .30        (.07)          -
   Net income (loss) per share             $ (1.73)   $    .17     $  (.30)

See accompanying notes to consolidated financial statements.


                   Smith Corona Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
               For the years ended June 30, 1995, 1994 and 1993

                                                          Retained
                                         Additional       Earnings
(Dollars in thousands,         Common       Paid-in   (Accumulated
 except per share amounts)      Stock       Capital       Deficit)   Total
Balance, June 30, 1992           $303      $44,697       $ 46,717  $91,717
Net loss                            -            -         (9,022)  (9,022)
Dividends declared
 ($.20 per share)                   -            -         (6,050)  (6,050)
Balance, June 30, 1993            303       44,697         31,645   76,645
Net income                          -            -          5,127    5,127
Dividends declared
 ($.20 per share)                   -            -         (6,050)  (6,050)
Balance, June 30, 1994            303       44,697         30,722   75,722
Net loss                            -            -        (52,447) (52,447)
Dividends declared
 ($.10 per share)                   -            -         (3,025)  (3,025)
Balance, June 30, 1995           $303      $44,697       $(24,750) $20,250

See accompanying notes to consolidated financial statements.


                   Smith Corona Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                               For the year ended June 30,
(Dollars in thousands)                         1995      1994       1993
Cash flows from operating
 activities:
Net income (loss)                            $(52,447)  $5,127   $(9,022)
Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 continuing operating activities:
  Discontinued operations                      (9,798)     (33)   (1,222)
  Depreciation and amortization                 6,689    4,998     6,253
  Restructuring costs                          13,584        -    16,500
  Deferred income taxes                        11,096    1,818   (22,675)
  Other noncash items                           4,512       20       318
Changes in assets and liabilities:
  Accounts receivable                          10,556  (16,759)   20,496
  Inventories                                   8,360   12,837   (14,155)
  Prepaid expenses and other
    current assets                                139   (1,675)    2,080
  Other assets                                    895   (1,112)    2,029
  Trade payables                               (7,572)   3,804    (9,984)
  Accrued liabilities and income
    taxes payable                              (4,280)    (651)   (4,844)
  Postretirement benefits and
    pension liability                          (1,211)    (731)   17,257
  Other long-term liabilities                   1,443      198       730
Net cash provided by (used in)
 continuing operations                        (18,034)   7,841     3,761
Net cash provided by (used in)
 discontinued operations                        1,370      907       (70)
Net cash provided by (used in)
 operating activities                         (16,664)   8,748     3,691
Cash flows from investing
 activities:
Proceeds from sale of
 discontinued operations                       27,500        -         -
Capital expenditures                           (3,166) (11,359)   (4,952)
Net cash provided by (used in)
 investing activities                          24,334  (11,359)   (4,952)
Cash flows from financing
 activities:
Bank loans (repayments), net                   (2,602)   1,333     8,770
Dividends paid                                 (4,537)  (6,050)   (6,050)
Net cash provided by (used in)
 financing activities                          (7,139)  (4,717)    2,720
Increase (decrease) in cash and
 cash equivalents                                 531   (7,328)    1,459
Cash and cash equivalents at
 beginning of year                              6,472   13,800    12,341
Cash and cash equivalents at
 end of year                                  $ 7,003   $6,472   $13,800
Cash paid during the year for:
Interest                                      $ 1,146   $  842   $   576
Income taxes                                  $ 2,300   $2,077   $ 3,269

See accompanying notes to consolidated financial statements.

              Smith Corona Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
           (Dollars in thousands, except per share amounts)


1. Petition for Reorganization Under Chapter 11 and Basis of
   Presentation

     On July 5, 1995, Smith Corona Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. Prior to August 18, 1995, the bankruptcy proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (formerly known as "Histacount Corporation") and Hulse Manufacturing Company, all wholly-owned Nonoperating Subsidiaries of Smith Corona Corporation filed Chapter 11 petitions (collectively the "Bankruptcy Proceedings"). The Bankruptcy Proceedings primarily relate to all U.S. assets and operations and do not pertain to Smith Corona Corporation's international subsidiaries. Condensed consolidated proforma financial information for the entities included in the Bankruptcy Proceedings is presented in Note 17. Since July 5, 1995, the Company has been operating as a debtor-in-possession. The costs associated with the Bankruptcy Proceedings of approximately $572 have been categorized as selling, administrative and research expenses in the accompanying consolidated statements of operations.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect adjustments or provide for the potential consequences of the Bankruptcy Proceedings of the Company. In particular, the consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) prepetition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The Company has recently experienced recurring losses from operations; has an accumulated deficit at June 30, 1995; had difficulty in meeting its Amended and Restated Revolving Credit Agreement covenants and has had to obtain waivers to meet certain of its Debtor-In-Possession Credit Agreement covenants and cannot presently determine with certainty the ultimate liability which may result from the filing of claims in connection with the Bankruptcy Proceedings. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

     Due to the Bankruptcy Proceedings, substantially all claims against the Company, prior to July 5, 1995, (and prior to August 18, 1995 for the three Nonoperating Subsidiaries added to the proceedings) are subject to the automatic stay provisions under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession. Pre-petition claims may arise from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.

     Liabilities recorded by the Company as of June 30, 1995 that would be subject to compromise under any plan of reorganization consist of the following:
                                                Amount
Trade payables                                  $11,760
Accrued liabilities                              16,207
Income taxes payable                              5,634
Postretirement benefits                          12,999
Pension liability                                18,801
Other long-term liabilities                       5,569
     Total(1)                                   $70,970

(1) Excludes a net intercompany payable in the amount of $9,076 to the entities not included in the Bankruptcy Proceedings.


     At the Company's request, the Bankruptcy Court established a bar date of October 31, 1995 for pre-petition claims against the Company. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Bankruptcy Proceedings. The Company has given notice to all known actual or potential claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. The Company will reconcile claims that differ from the Company's records, and any differences that cannot be resolved by negotiated agreement between the Company and the claimant will be resolved by the Bankruptcy Court. Accordingly, allowed claims may arise which are not currently reflected in the Company's financial statements and recorded claims are subject to change. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization which is subject to approval by the Bankruptcy Court and, accordingly, are not presently determinable.

     Since the filing date, the Company has initiated preliminary discussions with the official committee of its unsecured creditors that was appointed by the U.S. Trustee pursuant to the Bankruptcy Code. The timing of any filing of a Plan of Reorganization cannot be predicted.

2. Significant Accounting Policies

Basis of Consolidation: The consolidated financial statements include the accounts of Smith Corona Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents: All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out (FIFO) method.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line basis at rates based on estimated useful lives. Lives used in computing depreciation range from two to twelve years for equipment and forty years for buildings. Leasehold improvements are amortized over the lease term. At the time properties are disposed, the property and related accumulated depreciation accounts are relieved of the applicable amounts and any profit or loss is included in operations.

     Maintenance and repairs are charged against operations as incurred. Expenditures that materially increase capacities or extend useful lives of property, plant and equipment are capitalized.

Retirement Plans: Substantially all domestic employees participate in the Company's retirement plans for salaried and hourly employees. The cost of United States pension plans is accrued in amounts equal to the normal cost of current service under the plans together with amortization of prior service costs. Outside of the United States, costs are accrued and paid in accordance with local requirements.

Postretirement Plans: The Company provides for the expected cost of postretirement benefits over the employee's years of active service.

Research and Development: The Company's product development costs are expensed as incurred. Research and development expense was $7,218, $7,966 and $10,064 for the years ended June 30, 1995, 1994 and 1993, respectively.

Goodwill: The excess of the allocated acquisition cost over the fair value of net assets of businesses acquired is included in other assets and is being amortized by the straight-line method over forty years.

Foreign Currency: The functional currency of the Company's foreign operations is deemed to be the United States dollar. Consequently, all translation gains and losses are included in income.

Forward Foreign Currency Contracts: From time to time, the Company may enter into forward foreign currency contracts to hedge against foreign currency fluctuations. Gains and losses on these contracts were recorded in net income in the period in which the exchange rate changed. During the years ended June 30, 1995 and 1993, forward foreign currency contracts were in place to reduce the impact of foreign currency fluctuations on transactions designated in a currency other than the U.S. dollar. At June 30, 1995 and 1993, there were no outstanding forward contracts. There were no such contracts in effect during Fiscal 1994.

Income Taxes: Deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share: Earnings per share have been calculated based upon 30,250,000 shares of common stock outstanding.

Reclassifications: Certain reclassifications have been made to the prior years' financial statements to conform with the 1995 presentation. In addition, amounts in prior years' financial statements have been reclassified to reflect continuing operations (see Note 12).


3. Changes in Accounting Principles

     Effective July 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 109, "Accounting for Income Taxes." The sum of the accounting changes in Fiscal 1993 amounted to $10.

     SFAS 106 requires the accrual method of accounting for the expected costs of postretirement benefits other than pensions during the years of an employee's service. The cumulative effect of this accounting change was a decrease to Fiscal 1993 net income of $3,507, or $.12 per share. In addition, the effect of adopting this statement in Fiscal 1993, exclusive of the cumulative effect, was a decrease to net income of $265.

     SFAS 112 requires the accrual method of accounting for benefits to former or inactive employees after employment but before retirement. In prior years, the expense was recognized when claims were paid. The cumulative effect of this accounting change in fiscal year 1993 was a reduction in net income of $183 (less than $.01 per share).

     SFAS 109 requires the liability method of accounting for income taxes rather than the deferred method previously used. The cumulative effect of this accounting change was an increase to fiscal year 1993 net income of $3,700, or $.12 per share.

4. Inventories

     A summary of inventories, by major classification, is as follows:

                                            June 30,
                                    1995            1994

Raw materials and supplies          $   995        $ 1,352
Work-in-process                      17,807         27,702
Finished goods                       35,533         33,641
   Total                            $54,335        $62,695

5. Property, Plant and Equipment

     A summary of property, plant and equipment, by major
classification, is as follows:
                                                    June 30,
                                              1995           1994

Land                                       $   501        $ 1,703
Buildings and improvements                   1,245         17,122
Machinery and other equipment               55,716         57,246
Total                                       57,462         76,071
Accumulated depreciation                   (34,574)       (39,289)
   Total                                   $22,888        $36,782

     Included in prepaid and other current assets as of June 30, 1995 are fixed assets held for sale with a net book value of $5,894.

6. Accrued Liabilities

     Accrued liabilities consist of the following:

                                                    June 30,
                                               1995           1994

Accrued restructuring costs                   $13,268       $4,132
Payroll and related expenses                    5,871        7,191
Accrued promotional expenses                    7,050        6,471
Other                                           9,260        9,141
   Total                                      $35,449      $26,935


7. Leases

The Company has entered an agreement dated February 28, 1995 to purchase this property, under a lease option, and concurrently sell the property to a third party purchaser. The Company anticipates closing on the transaction in September, 1995. The facility is subleased by the Company to the third party purchaser.

     The Company leases certain facilities, equipment and vehicles for various periods through 2009 under non-cancelable operating leases. Rental expense under these operating leases was $6,243, $6,868 and $6,391 for the years ended June 30, 1995, 1994 and 1993, respectively.

     The future minimum rental commitments for the operating leases are as follows:

Year Ended                                      Amount
June 30,                                (In thousands)

1996                                           $ 4,420
1997                                             3,340
1998                                             2,867
1999                                             1,387
2000                                               888
Thereafter                                       2,822
Total                                          $15,724

     The Company has entered into an agreement dated February 28, 1995 to purchase warehousing property located in Cortland, New York, under a lease option, and concurrently sell the property to a third party purchaser. The Company anticipates closing on the transaction in October 1995. The facility is subleased by the Company to the third party purchaser.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine with certainty the ultimate liability which may result from the filing of claims for all contracts which may be rejected.

8. Bank Loans

     On April 7, 1995, the Company entered into an Amended and Restated Revolving Credit Agreement (the "Amended and Restated Credit Agreement") with two banks (the "Lenders"), the use of which was generally to satisfy working capital requirements. Aggregate borrowings under the Amended and Restated Credit Agreement amounted to $1,376,208, $750,548 and $699,950 for Fiscal 1995, 1994 and 1993,
respectively, while aggregate repayments were $1,378,810, $749,215 and $691,180 for Fiscal 1995, 1994 and 1993, respectively. The Amended and Restated Credit Agreement provided for extensions of revolving credit loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $30,000 up through March 30, 1996; the aggregate principal amount of such lending commitment reduces to an amount not in excess of $25,000 from March 31, 1996 through the July 1, 1996 termination date. The Amended and Restated Credit Agreement was secured by a security interest in the domestic assets of the Company pursuant to
a Security Agreement of even date therewith.   Interest was at
variable rates equal to the greater of the prime rate of interest, the base certificate of deposit rate plus 1.0 percent or the federal funds effective rate plus .5 percent for any day. As of June 30, 1995, the interest rate on borrowings was 9.0 percent. A fee is payable quarterly on the commitment.

     The Amended and Restated Credit Agreement contained certain covenants including restrictions on payment of dividends, and limitations on sale of assets, capital expenditures, incurrence of other debt, liens or guarantees and making of investments, loans and advances. The primary financial covenants included not permitting consolidated tangible net worth at the end of any fiscal quarter to be (a) less than it was as of March 31, 1995 minus $3,000 plus (b)
80.0 percent of consolidated net income for all full fiscal quarters subsequent to March 31, 1995, maintaining a ratio of current assets (other than inventories) to current liabilities (other than loans outstanding under the Amended and Restated Credit Agreement) of at least 0.9 to 1.0 and maintaining minimum operating profit levels.
As of June 30, 1995, the Company was in technical default of its Amended and Restated Credit Agreement, however, the loan was paid in full in July 1995.

     On July 10, 1995, the Company entered into a Debtor-In-Possession Credit Agreement (the "Debtor-In-Possession Credit Agreement") with its Lenders which was approved by the United States Bankruptcy Court for the District of Delaware on August 2, 1995.
The proceeds of the Debtor-In-Possession Credit Agreement were used to repay the amounts outstanding under the Amended and Restated Credit Agreement. The Debtor-In-Possession Credit Agreement, as amended, provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24.0 million through the June 30, 1996 termination date. Interest is 2 percent over the greatest of the Prime Rate, Base CD Rate plus 1 percent or Federal Funds Effective Rate plus .5 percent. Payments of dividends is prohibited by the terms of the Debtor-In-Possession Credit Agreement, under which the Company is limited to maximum monthly amounts of inventory and cash disbursements. Additionally, the Company is restricted to $500 of capital expenditures in each six month period ended December 31, 1995 and June 30, 1996. Management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Bankruptcy Proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary. The Debtor-In-Possession Credit Agreement is secured by substantially all of the Company's assets.

     The carrying value of the Company's bank loans as of June 30, 1995 approximates fair value, which was determined based on transactions reflected under the Debtor-In-Possession Credit
Agreement.

9. Stockholders' Equity

     Authorized capital consisted of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock, both having $0.01 par value per share. As of June 30, 1995 and 1994, there were 30,250,000 shares of common stock and no shares of preferred stock outstanding.

     Under the Company's stock option plan, as amended, 3,900,000 shares of common stock were reserved for issuance to officers and key employees at June 30, 1995. Options are granted at the fair market value of the stock at the date of grant. The options become exercisable beginning three years from and expire ten years after date of grant.

     A summary of the stock option activity is presented as follows:

                               Price Range   Number of Shares
Outstanding June 30, 1992    $5.63 - 12.50         1,331,500
Granted                       4.88 -  7.31         1,020,500
Canceled                      6.00 - 12.50           (55,500)(1)
Outstanding June 30, 1993    $4.88 - 12.50         2,296,500
Granted                       5.13 -  6.50           528,500
Canceled                      5.75 - 12.50          (293,000)(1)
Outstanding June 30, 1994    $4.88 - 12.50         2,532,000
Granted                       2.75 -  3.25           684,000
Canceled                      3.25 - 12.50          (241,500)(1)
Outstanding June 30, 1995    $2.75 - 12.50         2,974,500
Exercisable June 30, 1995    $2.75 - 12.50         1,669,000

(1)Cancelations result from employees' termination.

10. Geographic Area Information

     The Company operates in one industry segment which includes design, manufacture and distribution of typewriters, personal word processors and related accessories. The Company manufactures its products principally at its facilities located in Mexico and Singapore and distributes its products through a variety of distribution channels, domestically and internationally. Transfers between geographic areas are generally priced to recover cost plus an appropriate markup for profit. Information regarding the


Company's operations in different geographic locations is shown below:

                                          For the year ended June 30,
                                 1995         1994        1993
Net sales to customers:
   United States             $158,047     $215,539    $200,805
   Singapore                        -        4,950       6,365
   Other Foreign               38,262       40,817      29,676
      Total                  $196,309     $261,306    $236,846

Inter-area transfers:
   United States              $21,108      $22,033     $16,728
   Singapore                   74,060       72,193      73,210
   Other Foreign                9,457        7,398       1,081
      Total                  $104,625     $101,624    $ 91,019

Operating income (loss):
   United States             $(24,466)     $15,939     $(5,483)
   Singapore                   (8,294)       5,422       4,274
   Other Foreign               (6,701)      (7,295)    (11,477)
   Corporate                   (7,187)      (5,617)     (5,270)
   Eliminations                  (118)         (27)      2,608
      Total                  $(46,766)    $  8,422    $(15,348)

Identifiable assets:
   United States              $88,741     $131,356    $137,131
   Singapore                   21,702       26,250      34,960
   Other Foreign               25,623       36,082      18,525
      Total                  $136,066     $193,688    $190,616

     Sales to one of the Company's largest customers, Wal-Mart
Stores, Inc., amounted to 14.0%, 12.2% and 12.3% of consolidated net sales during 1995, 1994 and 1993, respectively, and was the only customer responsible for more than 10% of net sales.

11. Pension Plans and Postretirement Benefits

     The plans covering salaried employees generally provide pension benefits that are based upon formulas that reflect all service with the Company and its predecessors and the employee's compensation during the employee's highest five consecutive years of service before retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is to make annual contributions in an amount which is not less than that required by the Internal Revenue Service regulations.

     The net periodic pension cost for the years ended June 30, 1995, 1994 and 1993 is comprised of the following components:

                                 1995        1994       1993
Service cost                   $1,664      $1,979     $1,829
Interest cost                   5,398       5,396      5,278
Return on plan assets:
 Actual                        (9,097)        143     (5,863)
 Unrecognized (gain) loss       3,395      (5,687)       516
Amortization of deferred
  costs and actuarial (gains)
  and losses                     (595)       (494)      (676)
Pension cost                   $  765      $1,337     $1,084

     The assumptions used in the development of these amounts were:

                                  1995        1994       1993
Discount rate                    8.00%       8.00%      8.50%
Rates of increase in
   compensation levels           5.50%       5.50%      5.75%
Rate of return on
   plan assets                   9.25%       9.25%      9.25%

     The following tables set forth the funded status and amounts recognized in the Company's consolidated balance sheets:

                                                  June 30, 1995
                                             Over-     Under-
                                            Funded     Funded
                                             Plans      Plans          Total
Actuarial present value
 of benefit obligation:
Vested benefit obligation                  $36,856    $29,246        $66,102
Accumulated benefit obligation             $37,611    $29,265        $66,876

Projected benefit obligation               $41,592    $29,265        $70,857
Market value of assets
 (principally publicly traded
 securities)                               $41,179     26,095         67,274
Funded status                                  413      3,170          3,583
Unrecognized gains                           9,920      5,298         15,218
Net accrued pension liability              $10,333    $ 8,468        $18,801


    The total amount of the June 30, 1995 net accrued pension liability is reflected on the consolidated balance sheets as liabilities subject to compromise.

                                              June 30, 1994
                                             Over-     Under-
                                            Funded     Funded
                                             Plans      Plans          Total
Actuarial present value of
 benefit obligation:
Vested benefit obligation                  $33,796    $30,898        $64,694
Accumulated benefit obligation             $34,783    $31,311        $66,094

Projected benefit obligation               $39,727    $31,951        $71,678
Market value of assets
 (principally publicly traded
 securities)                                34,812     26,869         61,681
Funded status                                4,915      5,082          9,997
Unrecognized gains                           5,207      5,157         10,364
Net accrued pension liability              $10,122    $10,239        $20,361

     The Company also has defined contribution savings plans covering its domestic and certain of its foreign employees, under which the Company matches a portion of the contributions made by participating employees. The Company's costs for matching contributions under savings plans totaled $543, $681 and $819 for the years ended June 30, 1995, 1994 and 1993, respectively.

     The Company has a non-qualified supplemental pension plan covering certain employees which provides for incremental pension payments from the Company's funds. The net accrued pension liability related to the unfunded plan was $1,893 and $1,458 at June 30, 1995 and 1994, respectively. Pension expense for the non-qualified plan was $683, $450 and $260 in Fiscal 1995, 1994 and 1993, respectively.

     The Company also provides health care and life insurance benefits for certain retired employees. Substantially all of the Company's domestic employees, and certain employees in foreign countries, may become eligible for such benefits if they reach a specified retirement age while working for the Company.

     Summary information on the Company's postretirement benefit plans, which are unfunded, is as follows:

                                                 Year ended June 30,
                                                  1995         1994
Financial status of plans:
 Accumulated postretirement
  benefit obligation (APBO):
   Retirees                                      $7,893      $ 6,135
   Fully eligible, active
    plan participants                             2,344        3,142
   Other active plan
    participants                                  2,112        2,411
   Unrecognized gains                               650          962
Accrued postretirement
 benefit cost                                   $12,999      $12,650

     The accrued postretirement benefit cost as of June 30, 1995 has been reflected on the balance sheets as liabilities subject to compromise.

     The components of net periodic postretirement benefit cost are as follows:

                                        Year ended June 30,
                                         1995          1994
Service cost, benefits attributed to
 employee service during the year         $189       $  202
Interest cost on accumulated
 postretirement benefit obligation         884          904
Amortization of gains                      (55)         (17)
Net periodic postretirement benefit
 cost                                   $1,018       $1,089

     The discount rate used in determining the APBO was 8.0% in 1995 and 1994. The assumed health care cost trend rate used in measuring
the accumulated postretirement benefit obligation was   11% in 1995
and 1994, declining to an ultimate rate of 5.5% over approximately sixty years.

     If the health care cost trend rate assumptions were increased by 1%, the APBO as of June 30, 1995 would be increased by 9%. The effect of this change in health care cost trend rates on net periodic postretirement benefit cost of 1995 would be an increase of 8%.


12. Discontinued Operations

     On November 4, 1994 the Company sold substantially all of the assets and liabilities of Histacount Corporation, a wholly-owned subsidiary, for $14,500. The after-tax gain on the sale includes utilization of a capital tax-loss carry-forward and was recorded in the Fiscal 1995 statement of operations. On July 5, 1994 the Company sold substantially all the assets and liabilities of SCM Office Supplies, Inc., a wholly-owned subsidiary, for $13,000. The loss on the sale was recorded in the Fiscal 1994 statement of operations. The sale proceeds of approximately $27,500 were used to reduce the Company's debt and accounts payable.

     Accordingly, the consolidated statements of operations reflect SCM Office Supplies, Inc. and Histacount Corporation's operating results as discontinued operations and the balance sheets segregate the net assets of discontinued operations.

     Net assets and summary operating results of discontinued operations are as follows:

                                   June 30,1994


Current assets                         $15,665
Non-current assets                      10,396
Total liabilities                       (6,989)
   Net assets                          $19,072

                                          Year ended June 30,
                                               1995               1994           1993
Net sales                                     $5,774           $85,375        $76,768
Income from operations
 before income taxes                          $1,018           $ 3,388         $1,879
Income taxes                                     347             1,155            657
Net income from operations                       671             2,233          1,222
Gain (loss) on disposal
 of assets (net of taxes
 of $(196) and $(297), respectively)           9,127            (2,200)             -
  Net income                                  $9,798           $    33         $1,222




13. Income Taxes

     The components of income (loss) from continuing operations before income taxes are as follows:

                                                      Year ended June 30,
                                           1995              1994                1993
United States                          $(37,798)           $2,723             $(18,521)
Foreign                                  (9,933)            4,991                2,756
   Total                               $(47,731)           $7,714             $(15,765)

     The components of income tax expense consist of:

                                                      Year ended June 30,
                                            1995              1994                 1993
United States:
   Current                                  $141              $203             $   274
   Deferred                                8,787             1,339              (4,948)
Foreign                                    2,071               165                 934
State                                      3,666             1,771              (1,124)
   Total                                 $14,665            $3,478             $(4,864)

     Income tax expense is included in the financial statements as follows:

                                                      Year ended June 30,
                                           1995               1994                1993
Continuing operations                   $14,514             $2,620             $(5,521)
Discontinued operations                     151                858                 657
   Total                                $14,665             $3,478             $(4,864)



     The components of the net deferred tax assets were as follows:

                                                   June 30,
                                           1995               1994
Deferred tax assets:
  Accounts receivable                    $1,049             $1,226
  Inventory                               2,311                749
  Postretirement benefits
   other than pensions                    4,969              4,828
  Pension                                 7,187              7,688
  Restructuring                           2,755              1,580
  Other liabilities                       8,529              6,959
  Net operating loss carryforwards       18,288             12,124
  Capital loss carryforwards              7,647             10,955
  Miscellaneous                           2,304                  7
  Valuation allowances                  (50,241)           (21,320)
  Total deferred tax assets             $ 4,798            $24,796

Deferred tax liabilities:
  Property, plant and equipment          $1,392             $3,240
  Miscellaneous                               -              7,054
  Total deferred tax liabilities          1,392             10,294
Net deferred tax assets                 $ 3,406            $14,502

    The Company recorded a Fiscal 1995 charge to income tax expense representing establishment of valuation allowances against substantially all of its domestic deferred income tax assets. The valuation allowance reflects the Company's assessment that the Bankruptcy Proceedings of Smith Corona Corporation and ongoing operating losses have impaired the realization of such net deferred tax assets.

     The provisions for income taxes differ from the amounts computed by applying the federal income tax statutory rate. The following is a summary of the reasons for these differences:

                                                         Year Ended June 30,
                                            1995                1994                               1993
Income (loss) from continuing
  operations before income taxes            $(47,731)            $ 7,714                           $(15,765)
Statutory tax rate                               34%                 34%                                34%
Tax computed at statutory rate               (16,229)              2,623                             (5,360)
Increase (reduction):
State income taxes,
   net of federal benefit                     (1,685)             (1,707)                            (1,137)
Effect of foreign earnings                     1,105              (3,467)                            (4,719)
Valuation allowance                           32,232              15,670                              5,650
Other adjustments                               (909)            (10,499)                                45
   Total                                    $ 14,514             $ 2,620                           $ (5,521)

      The Company's Singapore operations had been granted "pioneer tax status" until February 1994 by the Singapore government and, as a result, have paid no Singapore taxes on unremitted Singapore earnings to that date. The impact of the change in status was not significant in both Fiscal 1995 and Fiscal 1994.

     The U.S. income tax returns prior to 1986 have been examined by the Internal Revenue Service and all matters have been settled. The Internal Revenue Service is currently examining the U.S. income tax returns for 1989 through 1994. No matters have arisen as a result of the examination to date. The New York State Tax authority is currently examining the Company's 1989 through 1994 New York State tax returns. As a result of their examination to date, the New York State tax authority has issued a preliminary notice of deficiency in the amount of approximately $3,400. The Company intends to contest the proposed assessment vigorously. The Company does not believe that the ultimate resolution of this action will have a material adverse impact on its results of operations or financial position.

14. Commitments and Other Matters

     Certain past practices of the Company regarding hazardous substances and/or hazardous wastes are the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities. At June 30, 1995 and 1994, the Company had recorded approximately $4,203 and $3,274, respectively, related to environmental matters. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

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

     In June 1992, the Company was served with a summons and complaint in the U.S. District Court, Northern District of New York, in a private contribution action. The plaintiffs in this action are Coopers Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. The action, which lists the Company as a defendant with fourteen other defendants, seeks contribution for response costs incurred to date, and to be incurred in the future, for the remediation of a site in Cortland, New York. Management does not believe it disposed of any hazardous substances at this site and is vigorously contesting this matter.

    The Company filed a complaint on November 4, 1994 against CoStar Corporation("CoStar") seeking (i) a declaratory judgment that the Company was not infringing CoStar's trade dress, (ii) damages for breach of warranty and fraud and (iii) rescission of contracts induced by such fraud. The Complaint related to envelope printers purchased by the Company from CoStar and label printers manufactured by a third party for the Company. CoStar subsequently filed an answer denying the Company's allegations and asserting counterclaims alleging that the Company had infringed its label printer's trade dress, breached the provisions of a confidentiality agreement between the Company and CoStar, and tortiously injured CoStar's business reputation. In addition, CoStar filed a related third-party complaint against DH Technology, Inc. ("DH"). On June 23, 1995, the Company entered into a Settlement Agreement with CoStar and DH in connection with the lawsuit. Pursuant to the Settlement Agreement, the Company agreed, among other things, to pay CoStar the sum of $55,085 on each of June 23, 1995, July 31, 1995, August 31, 1995 and September 29, 1995 and to return certain tooling and equipment to CoStar, in exchange for, among other things, the release by CoStar of its claims against the Company. The Company recorded a $1,300 pretax third quarter charge primarily relating to the writeoff of inventory and tooling.

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

    The Company is also a defendant or plaintiff in various other legal actions which have arisen in the ordinary course of its business. It is the opinion of management, based on advice of counsel with respect to legal matters, that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operation.

    The Company has severance agreements in place with certain executive officers and other members of management. Substantially all the agreements expire on June 30, 1996 and provide for severance in the event of involuntary termination from the Company. Severance benefits under these agreements range from one-half year to two years salary and aggregate approximately $2,500 in the event all employees under such severance agreements were involuntarily terminated. In addition, on June 29, 1995, the Company entered into an agreement with a consulting firm to provide interim management and financial consulting services to the Company. Under the terms of the agreement, the consulting firm's President will serve as the President, Chief Executive Officer and Director of the Company.
This firm will also provide other professional staff as deemed necessary. Fees for services range from $1.7 to $2.5 per day per professional which currently aggregates approximately $125 per month.

15. Restructuring Costs

     Over the past few years, the Company has faced intense competition from foreign producers. On May 8, 1995 the Company announced a major restructuring plan whereby the Company's typewriter manufacturing will be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action will result in the termination of approximately 1,300 workers in Singapore and Batam who will be replaced with approximately 600 workers in Mexico. This action is expected to save approximately $10,000 pretax annually primarily through lower labor costs as well as the greater utilization of the Mexico facility. The Company expects to cease production in Singapore and Batam Island, Indonesia by mid-November 1995, thereafter relocating equipment to Mexico where typewriter production is expected to commence in the third quarter of Fiscal 1996. The Company placed its Singapore facility and the underlying land lease up for sale. The Batam Island facility lease expires December 26, 1995.

     In addition to the relocation of typewriter manufacturing to Mexico, the Company will also eliminate approximately 180 support positions within research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations. Approximately $10,000 in additional annual pretax savings are expected from elimination of these support positions. These reductions should be completed by the end of the first quarter of Fiscal 1996.

     The net result of these actions will be to reduce the Company's May 8, 1995 workforce of approximately 2,500 by approximately 680.

     As a result of these actions, the Company recorded a pretax charge of approximately $14,870 in the fourth quarter of Fiscal 1995, of which approximately $1,877 represents primarily non-cash machinery and equipment asset write-offs, and the remainder relates to employee severance. Additionally, certain costs, primarily relating to the move of machinery and equipment, temporary lease-back of facilities, and renovations, of approximately $6,000 pretax, will be recognized as charges to operations as incurred during fiscal year 1996. The fourth quarter charge is lower than previously announced as a result of revisions to prior estimates.

     The Fiscal 1995 restructuring provision and subsequent activity is as follows:

                                    Asset
                                   Impair-   Other
                       Severance    ments    Costs    Total
1995 Provision         $12,993     $1,492    $ 385    $14,870
1995 Activity (1)       (1,499)         -     (100)    (1,599)
June 30, 1995 balance  $11,494     $1,492    $ 285    $13,271

(1) Represents cash payments, except for the asset impairments, and other costs which are non-cash items.

    In July 1992, in order to maintain its leadership as the low-cost producer in a highly competitive worldwide business, the Board of Directors approved and the Company announced a plan to phase out the Company's manufacturing operations in Cortland, New York and relocate them to a new facility in Mexico. As a result of this decision, during Fiscal 1993, the Company provided $16,500 in restructuring charges, of which approximately $3,000 was non-cash in nature (see table below).

     The Fiscal 1993 restructuring provision and subsequent activity is as follows:

                                   Asset     Asset
                                Redeployment Impair- Other
                      Severance    Costs     ments   Costs    Total
1993 Provision       $8,300       $3,300   $3,000   $1,900  $16,500
Activity(1)          (1,050)      (1,150)    (621)  (1,900)  (4,721)
June 30, 1993 balance  7,250       2,150    2,379        -   11,779
Activity (1)         (3,945)      (2,150)  (1,552)       -   (7,647)
June 30, 1994 balance  3,305           -      827        -    4,132
Activity (1)         (1,969)           -     (827)       -   (2,796)
Credit Provision (2) (1,286)           -        -        -   (1,286)
June 30, 1995 balance$   50       $    -   $    -   $    -  $    50

     (1) Represents cash payments, except for the asset impairments, which are non-cash items
     (2) Severance no longer required due to Fiscal 1995 restructuring action.

     The severance cost related to approximately 875 employees at the Cortland facility. Severance benefit arrangements that would be available to employees whose positions were eliminated were communicated through a Company memorandum to all Cortland, N.Y. employees when the restructuring action was adopted and announced in July 1992. By the end of June 1994 all affected individuals had been terminated.

     The charge for asset redeployment costs consisted primarily of incremental personnel costs, travel and lodging for 39 employees responsible for the set-up and establishment of the equipment in the Mexican facility. The employees responsible for the set-up and establishment were notified of their termination and subsequent temporary duty assignment. As a consequence of management's decision, the value of certain assets which were used in the Cortland manufacturing process became impaired and such impairment was included in the restructuring charge. Other costs, which were expensed as incurred, consisted of incremental costs associated with the site selection and outside consulting fees.

     The relocation plan, originally anticipated to take approximately one year to complete, was delayed as a consequence of heavy spring 1993 rainfall in Baja California together with a reevaluation of lease versus purchase of the facility. By the end of Fiscal 1994, the Company had essentially completed the relocation. The annual savings resulting from the restructuring originally anticipated in 1994 were not realized as cost of sales continued to reflect the higher Cortland manufacturing labor costs. The annual savings of approximately $15.0 million was substantially realized during Fiscal 1995. In Fiscal 1995 a reduction in restructuring costs of $1,286 was recognized as a further result of the Singapore restructuring activities.

16. Quarterly Financial Data (Unaudited)(1)


Fiscal Year Ended               First      Second      Third      Fourth
June 30, 1995                   Quarter    Quarter     Quarter(4) Quarter(5)

Net sales                    $60,114    $63,351    $31,384     $41,460
Gross margin                  13,011     13,275     (4,865)     (6,071)
Operating income (loss)        1,741        826    (19,042)    (30,291)(2)
Income (loss) from
 continuing operations           944        324    (12,102)    (51,411)
Discontinued operations
 (net of income taxes):
  Income from operations         270        115          -         286
  Gain on disposal of
  discontinued operations          -      8,722          -         405
Net income (loss)            $ 1,214     $9,161   $(12,102)   $(50,720)
Earnings per common
 share (3):
  Income (loss) from
   continuing operations      $  .03     $  .01   $   (.40)   $  (1.69)
  Discontinued operations:
   Income from operations        .01          -          -         .01
   Gain on disposal of
    discontinued operations        -         .29           -       .01
  Net income (loss) per
   share                      $  .04      $  .30   $   (.40)  $  (1.67)



Fiscal Year Ended              First          Second      Third    Fourth
June 30, 1994                  Quarter        Quarter   Quarter    Quarter
Net sales                       $72,217      $74,137   $60,528     $54,424
Gross margin                     17,836       14,101    12,367      12,675
Operating income                  5,696        1,245       207       1,274
Income from
 continuing operations            3,632          708        50         704
Discontinued operations
 (net of income taxes):
  Income (loss) from
   operations                       395          836     1,337        (335)
  Loss on disposal of
   discontinued operations            -            -         -      (2,200)
Net income (loss)               $ 4,027      $ 1,544   $ 1,387     $(1,831)
Earnings per common
 share (3):
  Income from
   continuing operations        $   .12      $   .02   $   .01     $   .02
  Discontinued operations:
   Income (loss) from
    operations                      .01          .03       .04        (.01)
   Loss on disposal of
    discontinued
    operations                        -            -         -        (.07)
  Net income (loss) per
   share                        $   .13      $   .05   $   .05     $  (.06)

(1) Amounts have been reclassified, where applicable, to reflect the discontinued operations of SCM Office Supplies, Inc. and Histacount Corporation.
(2) Includes restructuring costs of $14,870.
(3) Based on 30,250,000 shares of common stock.
(4) Includes charges of approximately $1,200 and $2,600 for write-downs of property, plant and equipment and inventory, respectively.
(5) Includes charges of approximately $3,400 and $5,500 for write-downs of property, plant and equipment and inventory, respectively, as well as an income tax charge of approximately $20,000 relating to the utilization of certain deferred tax assets and a reserve for substantially all of the remaining deferred income tax assets.

17. Condensed Consolidated Proforma Financial Information

     The following proforma financial information shows the effects of adoption of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," had the guidelines of such statement been adopted as of June 30, 1995, and separates the consolidated balance sheets as of June 30, 1995, and consolidated statements of operations and cash flows for the twelve months then ended, of those entities that are included in the Bankruptcy Proceedings and those that are not.



                  Condensed Proforma Balance Sheets

                               Non-
                        Debtor-In   Debtor-In            Proforma         Historical
                       Possession  Possession   Elimin-   Consol-         Consol-
                         Entities    Entities    ations    idated         idated
Current assets           $ 71,393  $ 37,070   $      -   $108,463         $108,463
Property, plant
 and equipment             12,776    10,112          -     22,888           22,888
Other assets               81,875    16,698    (93,858)     4,715            4,715
   Total assets          $166,044   $63,880   $(93,858)  $136,066         $136,066

Bank loans               $ 17,400   $     -  $       -   $ 17,400         $ 17,400
Other current
 liabilities                7,702    19,744          -     27,446           61,047
Intercompany with
 affiliates                 9,076    (9,076)         -          -                -
Other long-term
 liabilities                    -          -          -         -           37,369
Liabilities subject
 to compromise             70,970         -          -     70,970                -
Stockholders' equity       60,896    53,212    (93,858)    20,250           20,250

Total liabilities and
 stockholders' equity    $166,044   $63,880   $(93,858)  $136,066         $136,066



Condensed Proforma Statements of Operations

                                              Non-
                             Debtor-In   Debtor-In            Proforma Historical
                            Possession  Possession   Elimin-   Consol-    Consol-
                              Entities    Entities    ations    idated     idated
Net sales                     $150,778   $ 45,531  $      -   $196,309  $196,309
Net sales to affiliates         21,108     70,343   (91,451)         -         -
Cost of goods sold             145,508     35,451         -    180,959   180,959
Cost of goods sold to
 affiliates                     18,905     72,546   (91,451)         -         -
Gross margin                     7,473      7,877         -     15,350    15,350
Selling, administrative
 and research expenses          40,465      7,495         -     47,960    48,532
Restructuring costs              5,592      7,992         -     13,584    13,584
Reorganization costs               572          -         -        572         -
Operating loss                 (39,156)              (7,610)         -   (46,766)  (46,766)
Dividend income                 29,555          -   (29,555)         -         -
Interest expense                   965          -         -        965       965
Loss from continuing
 operations before
 income tax                    (10,566)    (7,610)  (29,555)   (47,731)  (47,731)
Income taxes                    14,135        379         -     14,514    14,514
Loss from continuing
 operations                    (24,701)    (7,989)  (29,555)   (62,245)  (62,245)
Discontinued operations
 (net of income taxes):
  Income from operations           671          -         -        671       671
  Gain on disposal of
  discontinued operations        9,127                    -          -     9,127     9,127
Net Loss                      $(14,903) $  (7,989) $(29,555)  $(52,447) $(52,447)




Condensed Proforma Statements of Cash Flows

                                            Non-
                                Debtor-In   Debtor-In             Proforma
                               Possession  Possession   Elimin-   Consol-
                                 Entities    Entities    ations  idated(1)
Cash Flows from
 operating activities:
Net loss                         $(14,903)  $(7,989)    $(29,555) $(52,447)
Adjustments to
 reconcile net loss
 to net cash used in
 continuing operating
 activities:
  Noncash items and
   changes in
   operating assets
   and liabilities                 (2,499)     7,357      29,555    34,413
Net cash used in
 continuing operations            (17,402)      (632)          -   (18,034)
Net cash provided by
 discontinued operations             1,370         -           -     1,370
Net Cash flow used in
 operating activities             (16,032)      (632)          -   (16,664)
Cash flows from
 investing activities:
Proceeds from sale of
 discontinued operations           27,500          -           -    27,500
Capital expenditures               (2,325)      (841)          -    (3,166)
Net cash provided by
 (used in) investing
  activities                       25,175       (841)          -    24,334
Cash flows from
 financing activities:
Bank loans
 (repayments), net                 (2,602)         -           -    (2,602)
Dividends paid                     (4,537)         -           -    (4,537)
Net cash Used in
 financing activities              (7,139)         -           -    (7,139)
Increase (decrease)
 in cash and cash
 equivalents                        2,004     (1,473)          -       531
Cash and cash
 equivalents at
 beginning of year                  1,023      5,449           -     6,472
Cash and cash
 equivalents at
 end of year                      $ 3,027     $3,976     $     -   $ 7,003

(1) Historical consolidated cash flows are the same as proforma consolidated.

18. Subsequent Events

     On July 5, 1995, the Company filed a voluntary petition for reorganization under Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware. On August 18, 1995, the Company filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code for three of its wholly-owned but nonoperating subsidiaries, SCM Office Supplies, Inc., SCC LI Corporation(formerly Histacount Corporation) and Hulse Manufacturing Company.

     An Administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed Liquidator on August 29, 1995. The Company is currently exploring potential distributor relationships in its Australian market for the purpose of maintaining its distribution capacity. The ultimate effect of this event on the consolidated financial position of the Company has not been determined.



                  Financial Statement Schedule II

            SMITH CORONA CORPORATION AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
         For the years ended June 30, 1995, 1994 and 1993
                          (In thousands)

                                    Balance
                                         at  Charged to               Balance at
                                  Beginning   Costs and Reductions-       End of
                                  of Period    Expenses   Writeoffs       Period
Year ended June 30, 1995:
 Allowance for doubtful
   trade receivables                 $1,512      $   61      $   89      $ 1,484
 Allowance for inventory
   obsolescence and shrinkage        $4,037      $9,930      $3,372      $10,595

Year ended June 30, 1994:
 Allowance for doubtful
   trade receivables                 $1,342       $ 170      $    -      $ 1,512
 Allowance for inventory
   obsolescence and shrinkage        $7,801      $3,021      $6,785      $ 4,037

Year ended June 30, 1993:
 Allowance for doubtful
   trade receivables                 $1,561      $  288      $  507      $ 1,342
 Allowance for inventory
   obsolescence and shrinkage        $1,448      $8,549      $2,196      $ 7,801


                          EXHIBIT INDEX
EXHIBIT #

10.7 SCM Office Supplies, Inc. Salaried Employees' Retirement
 Plan as amended and restated as of January 1, 1994.
10.8 Smith Corona Corporation Retirement Savings and Investment
 Plan adopted effective July 1, 1989, as amended through January 1, 1994.
10.9 Memorandum dated July 28, 1995 amending the Smith Corona
 Corporation Retirement Savings and Investment Plan adopted
 effective July 1, 1989, as amended through January 1, 1994.
10.10 Histacount Corporation Retirement Savings and Investment
 Plan adopted effective July 1, 1989, as amended through January 1, 1994.
10.12 Smith Corona Corporation Supplemental Executive Retirement
 Plan as restated and amended as of July 28, 1989, through November 16, 1993.
10.15 Smith Corona Corporation Short Term Incentive Compensation
 Plan.
10.26 Employment Agreement between Smith Corona Corporation and
 William D. Henderson, dated as of February 3, 1995.
10.27 Severance Letter between Smith Corona Corporation and G.
 Lee Thompson, dated as of February 3, 1995.
10.30 Employment Agreement between Smith Corona Corporation and
 Thomas C. DeFazio, dated as of February 3, 1995.
10.32 Smith Corona Corporation Salaried Employees Retirement
 Plan, as amended and restated as of January 1, 1994.
10.44 Debtor-in-Possession Credit Agreement dated as of July 10,
 1995 among Smith Corona Corporation, the lenders party  thereto and Chemical Bank, as Agent.
10.45 First Amendment to Debtor-In-Possession Credit Agreement
 dated as of July 24, 1995.
10.46 Second Amendment to Debtor-In-Possession Credit Agreement
 dated as of August 15, 1995.
10.47 Consulting Agreement between Smith Corona Corporation and
 R. F. Stengel & Co., Inc., dated June 29, 1995.
10.48 Lease between Smith Corona Corporation and J.M. Murray
 Center, Inc., dated February 8, 1995.
10.49 Purchase and Sale Agreement, dated as of February 28, 1995, between Smith Corona Corporation and J.M. Murray Center.
10.50 Severance Agreement between Smith Corona Corporation and
 John A. Cutrone, dated as of June 13, 1994.
10.51 one year extension, effective June 30, 1995, of Severance
 Agreement.
10.52  Severance Agreement between Smith Corona Corporation and W.
 Michael Driscoll, dated as of June 13, 1994.
10.53  One year extension, effective June 30, 1995, of Severance
 Agreement.
10.54  Severance Agreement between Smith Corona Corporation and
 John A. Piontkowski, dated as of April 3, 1995.
10.55  Amendment of Severance Letter, effective June 29, 1995.
10.56  Severance Agreement between Smith Corona Corporation and
 Jerry L. Diener, dated as of June 1, 1990.
10.57  Six month extension, effective June 30, 1995, of Severance
Agreement.
10.58  Consulting Agreement between Smith Corona Corporation and
 Manfred J. Eckhardt, dated as of June 9, 1995.
10.59  Stock Option Agreement between Smith Corona Corporation and
 Robert Van Buren, dated as of April 13, 1995.
10.60  Employment Agreement between Smith Corona Corporation and
        Robert Van Buren, dated March 28, 1995.
21      Schedule of Subsidiaries of the Registrant
23      Consent of Deloitte & Touche LLP
27      Financial Data Schedule (Edgar Filing Only)