Form 10-Q
period 1995-09-30
SMITH CORONA CORP
filed 1995-11-13
CIK 851292

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1995

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                             Outstanding at
          Class                              November 10, 1995

Common Stock, par value $.01                    30,250,000
per share

                    SMITH CORONA CORPORATION

                             INDEX


                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 1995
          and June 30, 1995                                     1

          Consolidated Statements of Operations - For the
          three months ended September 30, 1995 and 1994        2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the three months ended
          September 30, 1995                                    3

          Consolidated Statements of Cash Flows - For the
          three months ended September 30, 1995 and 1994        4

          Notes to Consolidated Financial Statements         5-14


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                15-18


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    19

Item 6.   Exhibits and Reports on Form 8-K                     19


Signatures                                                     20

Exhibit Index

                SMITH CORONA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)

                                        September 30,    June 30,
                                            1995          1995
                                                        (audited)
ASSETS
  Current assets:
    Cash and cash equivalents               $  2,236    $  7,003
    Accounts receivable (net of allowance
      for doubtful accounts of $1,820 and
      $1,484, respectively)                   37,108      37,654
    Inventories                               46,100      54,335
    Prepaid expenses and other current
      assets                                  11,322       9,471
    Total current assets                      96,766     108,463

  Property, plant and equipment, net          21,448      22,888
  Deferred income taxes                        3,406       3,406
  Other assets                                 1,281       1,309

    TOTAL                                   $122,901    $136,066

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Bank loans                              $ 13,200    $ 17,400
    Trade payables                             4,762      19,807
    Accrued liabilities                       21,967      35,449
    Income taxes payable                          46       5,791
    Total current liabilities                 39,975      78,447

  Postretirement benefits                         67      12,999
  Pension liability                              270      18,801
  Other long-term liabilities                    112       5,569
  Liabilities subject to compromise           67,656           -
    Total liabilities                        108,080     115,816
  Stockholders' equity:
    Common stock-30,250,000 shares issued
       and outstanding                           303         303
    Additional paid-in capital                44,697      44,697
    Accumulated deficit                      (30,179)    (24,750)
    Total stockholders' equity                14,821      20,250

    TOTAL                                   $122,901    $136,066

See accompanying notes to consolidated financial statements.

                SMITH CORONA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ in thousands, except per share amounts)


                                     Three months ended
                                        September 30,
                                       1995      1994


Net sales                           $ 33,463  $ 60,114
Cost of goods sold                    29,460    47,103
  Gross margin                         4,003    13,011
Selling, administrative
  and research expenses                6,755    11,270
Reorganization costs                   3,209         -
Restructuring income                  (1,524)        -
Other expense                            415         -

Operating income (loss)               (4,852)    1,741
Interest expense                         402       243

Income (loss) from continuing
  operations before income
  taxes                               (5,254)    1,498
Income taxes                             175       554
Income (loss) from continuing
  operations                          (5,429)      944
Income from discontinued
  operations (net of income taxes)         -       270
Net income (loss)                   ($ 5,429) $  1,214

Earnings per common share-
Income (loss) from continuing
  operations                           ($.18)     $.03
Income from discontinued
  operations (net of income taxes)         -       .01
Net income (loss) per share            ($.18)     $.04

See accompanying notes to consolidated financial statements.

                SMITH CORONA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the three months ended September 30, 1995
                           ($ in thousands)

                                    Additional
                           Common   Paid-In    Accumulated
                            Stock   Capital    Deficit     Total

Balance June 30, 1995        $303   $44,697    $(24,750) $20,250

Net loss                        -         -      (5,429)  (5,429)


Balance September 30, 1995   $303   $44,697    $(30,179) $14,821

See accompanying notes to consolidated financial statements.


           SMITH CORONA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)

                                             Three months ended
                                                September 30,
                                                1995    1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                            ($ 5,429) $ 1,214
Adjustments to reconcile net
  income (loss) to net cash (used in)
  provided by continuing operating
  activities:
    Discontinued operations                         -     (270)
    Depreciation and amortization               1,448    1,458
    Deferred income taxes                           -      231
    Other noncash items                        (1,039)       2
    Changes in assets and liabilities:
        Accounts receivable                       131   (8,741)
        Inventories                             8,235   (6,748)
        Prepaid expenses and
          other current assets                 (1,851)    (651)
        Other assets                               18     (299)
        Trade payables                         (4,039)    (734)
        Accrued liabilities and income taxes
         payable                                1,578   (1,181)
        Postretirement benefits and pension
         liability                                337     (475)
        Other long-term liabilities               112      441
Net cash used in continuing operations           (499) (15,753)
Net cash provided by discontinued
  operations                                        -    1,987
Net cash used in operating activities            (499) (13,766)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued
  operations                                        -   13,000
Capital expenditures                              (68)  (1,288)
Net cash provided by (used in) investing
  activities                                      (68)  11,712
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loans (repayments), net                   (4,200)     498
Dividends paid                                      -   (1,512)
Net cash used in financing activities          (4,200)  (1,014)
Decrease in cash and cash equivalents          (4,767)  (3,068)
Cash and cash equivalents:
  Beginning of period                           7,003    6,472
  End of period                               $ 2,236  $ 3,404

See accompanying notes to consolidated financial statements.

          SMITH CORONA CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
        ($ in thousands, except per share amounts)


NOTE 1 - PETITION FOR REORGANIZATION UNDER CHAPTER 11 AND BASIS
         OF PRESENTATION

On July 5, 1995, Smith Corona Corporation (the "Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. Prior to August 18, 1995, the bankruptcy proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corp. (formerly known as "Histacount Corporation") and Hulse Manufacturing Company, all wholly-owned nonoperating subsidiaries of Smith Corona Corporation filed Chapter 11 petitions (collectively, the filings by the Company and such debtor subsidiaries are referred to herein as the "Bankruptcy Proceedings"). The Bankruptcy Proceedings primarily relate to all U.S. assets and operations and do not pertain to Smith Corona Corporation's international subsidiaries. Condensed consolidating financial information for the entities included in the Bankruptcy Proceedings is presented in Note 10. Since July 5, 1995, the Company has been operating as a debtor-in-possession. Consequently, the consolidated financial statements have been presented in accordance with the guidelines established by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as issued by the American Institute of Certified Public Accountants in November 1990.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect adjustments or provide for the potential consequences of the Bankruptcy Proceedings on the Company. In particular, the consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities;
(b) prepetition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The Company has recently experienced recurring losses from operations; has an accumulated deficit at September 30, 1995; had difficulty in meeting its Amended and Restated Revolving Credit Agreement covenants and has had to obtain waivers to meet certain of its Debtor-In-Possession Credit Agreement covenants; and cannot presently determine with certainty the ultimate liability which may result from the filing of claims in connection with the Bankruptcy Proceedings. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Due to the Bankruptcy Proceedings, substantially all claims against the Company prior to July 5, 1995 (and prior to August 18, 1995 for the three nonoperating subsidiaries added to the proceedings) are subject to the automatic stay provisions under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession. Pre-petition claims may arise from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.

Liabilities recorded by the Company as of September 30, 1995 and June 30, 1995, respectively, that are expected to be compromised under any plan of reorganization consist of the following:

                                             September 30,      June 30,
                                                  1995            1995
Trade payables                                  $11,006         $11,760
Accrued liabilities                              15,171          16,207
Income taxes payable                              5,634           5,634
Postretirement benefits                          12,999          12,999
Pension liability                                17,277          18,801
Other long-term liabilities                       5,569           5,569
     Total(1)                                   $67,656         $70,970

(1) Excludes a net intercompany payable in the amount of $8,948 and $9,076, respectively, to the Company's subsidiaries not included in the Bankruptcy Proceedings.

The Company recorded reorganization costs for its Bankruptcy
Proceedings aggregating $3,200 for the first quarter of fiscal year 1996. These charges include professional fees incurred during the first quarter.

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

On October 24, 1995, the Company announced that it had reached an agreement to sell its ongoing business to a group led by Empire Capital Corporation, an investment company based in Southport, CT. The proposed sale, which is subject to higher and better offers in accordance with the Bankruptcy Code, forms the foundation of Smith Corona's plan of reorganization. The plan calls for secured creditors to be paid in full and general unsecured creditors to be paid a substantial percentage of their allowed claims in cash. The plan provides no consideration to the Company's current stockholders. Smith Corona's plan of reorganization and disclosure statement were filed on October 24, 1995 in the U.S. Bankruptcy Court for the District of Delaware.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements, although not necessarily indicative of results of operations for the entire fiscal year, include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results for the periods covered. They have been prepared by Smith Corona Corporation without audit in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended June 30, 1995, as contained in the Company's Annual Report on Form 10-K.

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995. Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were not included in the consolidated financial statements as of September 30, 1995 and the Company has recorded in other expense an estimated loss on liquidation of approximately $415. The Company is currently exploring potential distributor relationships in its Australian market for the purpose of maintaining its distribution capacity.

Amounts in the prior year's financial statements have been reclassified to reflect continuing operations (see Note 8).

NOTE 3 - CONTINGENCIES

Certain past practices of the Company regarding hazardous substances and/or hazardous wastes are the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities. At September 30, 1995 and June 30, 1995, the Company had recorded approximately $4,172 and $4,203, respectively, related to environmental matters. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

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

NOTE 4 - INVENTORIES

A summary of inventories, by major classification, is as follows:

                                 September 30,       June 30,
                                     1995             1995
Raw materials and supplies         $   742          $   995
Work-in-process                      9,909           17,807
Finished goods                      35,449           35,533
     Total                         $46,100          $54,335

NOTE 5 - RESTRUCTURING COSTS

Over the past few years, the Company has faced intense competition from foreign producers. On May 8, 1995 the Company announced a major restructuring plan whereby the Company's typewriter manufacturing will be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action will result in the termination of approximately 1,300 workers in Singapore and Batam who will be replaced with approximately 600 workers in Mexico. This action is expected to save approximately $10,000 pretax annually primarily through lower labor costs as well as the greater utilization of the Mexico facility. The Company expects to cease production in Singapore and Batam Island, Indonesia by mid-November 1995, thereafter relocating equipment to Mexico where typewriter production is expected to commence in the second quarter of fiscal 1996. The Company has placed its Singapore facility and the underlying land lease up for sale. The Batam Island facility lease expires December 26, 1995.

In addition to the relocation of typewriter manufacturing to Mexico, the Company also eliminated approximately 180 support positions within research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations. Approximately $10,000 in additional annual pretax savings are expected from elimination of these support positions. These reductions were completed by the end of the first quarter of fiscal 1996 and resulted in a first quarter pension curtailment gain of approximately $1,524.

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

The activity in the restructuring accrual is as follows:

                                    Asset
                                   Impair-   Other
                       Severance    ments    Costs    Total
June 30, 1995 balance  $11,494     $1,492    $ 285    $13,271
1996 Activity (1)         (297)         -        -       (297)
September 30, 1995
  balance              $11,197     $1,492    $ 285    $12,974

(1) Represents cash payments of approximately $43 and non-cash items of approximately $254 for foreign currency exchange rate changes.

In July 1992, in order to maintain its leadership as the low-cost producer in a highly competitive worldwide business, the Board of Directors approved, and the Company announced, a plan to phase out the Company's manufacturing operations in Cortland, New York and relocate them to a new facility in Mexico. As a result of this decision, during fiscal 1993, the Company provided $16,500 in restructuring charges, of which approximately $3,000 was non-cash in nature. The Mexican facility was fully operational in fiscal year 1995 and the anticipated annual savings of approximately $15,000 were substantially realized. The fiscal 1996 activity in the restructuring accrual is as follows:

                                                   Severance       Total
June 30, 1995 balance                                   $50         $50
1996 Activity                                           (50)        (50)
September 30, 1995 balance                              $ -         $ -

NOTE 6 - CASH FLOWS

Aggregate borrowings under the Company's credit facility amounted to $846,000 and $355,549 for the three months ended September 30, 1995 and 1994, respectively, while aggregate repayments were $850,200 and $355,051 for the same periods, respectively.

NOTE 7 - BANK LOANS

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

The Amended and Restated Credit Agreement contained certain covenants, including restrictions on payment of dividends and limitations on sale of assets, capital expenditures, incurrence of other debt, liens or guarantees and making of investments, loans and advances. The primary financial covenants included not permitting consolidated tangible net worth at the end of any fiscal quarter to be (a) less than it was as of March 31, 1995 minus $3,000 plus (b) 80.0 percent of consolidated net income for all full fiscal quarters subsequent to March 31, 1995, maintaining a ratio of current assets (other than inventories) to current liabilities (other than loans outstanding under the Amended and Restated Credit Agreement) of at least 0.9 to 1.0 and maintaining minimum operating profit levels. As of June 30, 1995, the Company was in technical default of its Amended and Restated Credit Agreement, however, the loan was paid in full in July 1995.

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

NOTE 8 - DISCONTINUED OPERATIONS

On November 4, 1994 the Company sold substantially all of the assets and liabilities of Histacount Corporation, a wholly-owned subsidiary, for $14,500. The after-tax gain on the sale includes utilization of a capital tax-loss carry-forward. On July 5, 1994 the Company sold substantially all of the assets and liabilities of SCM Office Supplies, Inc., a wholly-owned subsidiary, for $13,000. The proceeds from the two sales were used to reduce the Company's debt. Accordingly, the prior year income statement reflects Histacount Corporation's operating results as discontinued operations.

Summary operating results of discontinued operations are as follows:

                           Three months ended
                           September 30, 1994
Net sales                       $ 4,027

Income before income taxes          430
Income taxes                        160
Net income from operations      $   270

NOTE 9 - DIVIDENDS

On May 4, 1995 the Board of Directors elected to omit the dividend until operating results improve. The dividend in the first quarter of fiscal 1995 was $.05 per share of common stock.

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following proforma financial information shows the effects of adoption of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and separates the consolidated balance sheets as of September 30, 1995, and consolidated statements of operations and cash flows for the three months then ended, of those entities that are included in the Bankruptcy Proceedings and those that are not.

              Condensed Consolidating Balance Sheets

                                         Non-
                        Debtor-In   Debtor-In
                       Possession  Possession Elimin-    Consol-
                         Entities    Entities  ations     idated
Current assets           $ 64,991  $ 31,775   $      -   $ 96,766
Property, plant
 and equipment             12,508     8,940          -     21,448
Other assets               81,869    16,676    (93,858)     4,687
   Total assets          $159,368   $57,391   $(93,858)  $122,901

Bank loans               $ 13,200   $     -  $       -   $ 13,200
Other current
 liabilities               12,975    13,800          -     26,775
Intercompany with
 affiliates                 8,948    (8,948)         -          -
Other long-term
 liabilities                  449         -          -        449
Liabilities subject
 to compromise             67,656         -          -     67,656
Stockholders' equity       56,140    52,539    (93,858)    14,821
Total liabilities and
 stockholders' equity    $159,368   $57,391   $(93,858)  $122,901

             Condensed Consolidating Statements of Operations

                                                       Non-
                                      Debtor-In   Debtor-In
                                     Possession  Possession  Elimin-    Consol-
                                       Entities    Entities   ations     idated
Net sales                              $ 26,101     $ 7,362   $      -  $ 33,463
Net sales to affiliates                   4,427      11,549    (15,976)        -
Cost of goods sold                       22,409       7,051          -    29,460
Cost of goods sold to
 affiliates                               3,827      12,149    (15,976)        -
Gross margin                              4,292        (289)         -     4,003
Selling, administrative
 and research expenses                    5,210       1,545          -     6,755
Restructuring income                     (1,524)          -          -    (1,524)
Reorganization costs                      3,209           -          -     3,209
Other expense                               415           -          -       415
Operating loss                           (3,018)                (1,834)        -         (4,852)
Interest expense                            402           -          -       402
Loss from operations
 before income tax                       (3,420)     (1,834)         -    (5,254)
Income taxes (benefit)                      251         (76)         -       175
Net loss                               $ (3,671)   $ (1,758)  $      -   $(5,429)



               Condensed Consolidating Statements of Cash Flows

                                            Non-
                                Debtor-In   Debtor-In
                               Possession  Possession   Elimin-   Consol-
                                 Entities    Entities    ations   idated
Cash Flows from
 operating activities:
Net loss                          $(3,671)  $(1,758)    $      -   $(5,429)
Adjustments to
 reconcile net loss
 to net cash used in
 continuing operating
 activities:
  Noncash items and
   changes in
   operating assets
   and liabilities                  6,028     (1,098)          -     4,930

Net Cash flow used in
 operating activities               2,357     (2,856)          -      (499)
Cash flows from
 investing activities:
Capital expenditures                  (42)       (26)          -       (68)
Net cash used in
 investing activities                 (42)       (26)          -       (68)
Cash flows from
 financing activities:
Bank loans
 (repayments), net                 (4,200)         -           -    (4,200)
Net cash Used in
 financing activities              (4,200)         -           -    (4,200)
Increase (decrease)
 in cash and cash
 equivalents                       (1,885)    (2,882)          -    (4,767)
Cash and cash
 equivalents at
 beginning of year                  3,027      3,976           -     7,003
Cash and cash
 equivalents at
 end of year                      $ 1,142     $1,094     $     -   $ 2,236

NOTE 11 - SUBSEQUENT EVENT

In October 1995, the Company completed a transaction to purchase a building previously used as warehousing space located in Cortland, New York and to concurrently sell the building and land on which the building is located to a third party purchaser. The net proceeds of approximately $1,300 were used to paydown the bank loan and represent a fiscal year 1996 second quarter gain.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

With the Company experiencing sales declines and operating losses, having extended payments to trade vendors, and needing additional financing to meet operating requirements and fund the restructuring program, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on July 5, 1995. Prior to August 18, 1995, the bankruptcy proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corp. (formerly Histacount Corporation) and Hulse Manufacturing Company, all wholly-owned nonoperating subsidiaries of the Company filed Chapter 11 petitions.

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995. Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were not included in the consolidated financial statements as of September 30, 1995 and the Company has recorded in other expense an estimated loss on liquidation of approximately $.4 million. The Company is currently exploring potential distributor relationships in its Australian market for the purpose of maintaining its distribution capacity.

On November 4, 1994 the Company sold substantially all the assets and liabilities of Histacount Corporation. Accordingly, the consolidated statement of operations for fiscal year 1995 reflects their operating results as discontinued operations. The following discussion of results of operations and financial condition is presented for continuing operations only.

                       Results of Operations

Net sales declined 44.3 percent to $33.5 million in the first quarter ended September 30, 1995 compared to the same period in fiscal 1995. Approximately 87 percent of the decrease related to lower volumes with the balance related to pricing reductions. Typewriters and personal word processor volumes are sharply lower than a year ago, both domestically and internationally, as a result of a continuing difficult competitive environment. The Company believes that the market for typewriters and personal word processors is declining along with its share of that market. New product net sales for the quarter were $2.8 million as compared with $2.5 million a year ago.

Gross margin as a percentage of net sales was 12.0 percent for the first quarter of fiscal year 1996, as compared to 21.6 percent last year. The fiscal year 1996 gross margin decline was the result of lower volumes and price reductions.

Selling, administrative and research expenses decreased by $4.5 million which reflects the impact of fiscal 1995 restructuring actions. As a percent of sales, selling, administrative and research expenses increased to 20.2 percent from 18.7 percent, primarily due to the decrease in sales revenue.

The Company recorded reorganization costs for its Bankruptcy Proceedings aggregating $3.2 million for the first quarter of fiscal year 1996. These charges include professional fees incurred during the first quarter. There were no such items during the first quarter of fiscal year 1995.

Restructuring income represents a pension plan curtailment gain resulting from the restructuring action announced in May 1995.

The provision for income taxes for the quarter ended September 30, 1995 relates principally to foreign sourced income. As a result of the Bankruptcy Proceedings and the short-term outlook, deferred tax assets, which resulted from first quarter fiscal year 1996 operating losses, have been fully offset by valuation allowances.

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

On July 10, 1995, the Company entered into a Debtor-In-Possession Credit Agreement (the "Debtor-In-Possession Credit Agreement") with two banks (the "Lenders") which was approved by the Bankruptcy Court on August 2, 1995. The Debtor-In-Possession Credit Agreement paid-off the Amended and Restated Credit Agreement (described below). The Debtor-In-Possession Credit Agreement, as amended, provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24.0 million through the June 30, 1996 termination date. The Debtor-In-Possession Credit Agreement provides for a security interest in substantially all of the Company's assets and imposes certain restrictive covenants. Management believes that it has adequate flexibility under the Debtor-In-Possession Credit Agreement and that such covenants should not impose undue restrictions on the operations of the Company during its Bankruptcy Proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary.

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

Due to the Bankruptcy Proceedings, substantially all claims against the Company prior to July 5, 1995 (and prior to August 18, 1995 for the three nonoperating subsidiaries added to the Bankruptcy Proceedings) are subject to the automatic stay provisions under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession. Pre-petition claims may arise from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.

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

On October 24, 1995, the Company announced that it had reached an agreement to sell its ongoing business to a group led by Empire Capital Corporation, an investment company based in Southport, CT. The proposed sale, which is subject to higher and better offers in accordance with the Bankruptcy Code, forms the foundation of Smith Corona's plan of reorganization. The plan calls for secured creditors to be paid in full and general unsecured creditors to be paid a substantial percentage of their allowed claims in cash. The plan provides no consideration to the Company's current stockholders. Smith Corona's plan of reorganization and disclosure statement were filed on October 24, 1995 in the U.S. Bankruptcy Court for the District of Delaware.

As represented in the consolidated statement of cash flows for the quarter ended September 30, 1995, the Company's operating activities used $.5 million of cash, primarily the result of the losses from operations and vendor requirements for advance payment of goods offset by a decrease in inventories. The reduction in inventories of $8.2 million reflects the Company's continued focus on controlling inventory levels. Accrued liabilities increased approximately $1.7 million primarily due to the accrual of reorganization costs. Trade payables decreased $4.0 million primarily as a result of the wind-down of Singapore operations.

The Company had no material commitments for capital expenditures at September 30, 1995. Under the provisions of the Debtor-In-Possession Credit Agreement, the Company is restricted to $.5 million of capital expenditures in each six month period ended December 31, 1995 and June 30, 1996.

From time to time the Company enters into foreign exchange contracts to reduce its exposure to foreign currency rate changes. As of September 30, 1995, no contracts were outstanding.

In October 1995, the Company completed a transaction to purchase a building previously used as warehousing space located in Cortland, New York and to concurrently sell the building and land on which the building is located to a third party purchaser. The net proceeds of approximately $1.3 million were used to paydown the bank loan and represent a fiscal year 1996 second quarter gain.

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






PART II - Other Information

Item 1.   Legal Proceedings.

          Information required by this item is incorporated by reference from "Note 3 - Contingencies" in the Notes to Consolidated Financial Statements appearing on page 7 of this Form 10-Q Quarterly Report.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule


          (b)  Reports on Form 8-K

               One Current Report on Form 8-K was filed with the Commission during the first quarter of the Company's 1996 fiscal year.

               1. The Form 8-K Current Report dated July 20, 1995 stated that Smith Corona Corporation commenced a case under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on July 5, 1995 under Item 3.

                    Also, the Company reported on such date
under Item 5 of Form 8-K, the retention of R.F. Stengel & Co., Inc. to advise the Company. The Current Report also disclosed the appointment of Ronald F. Stengel as Interim President, Chief Executive Officer and a Director of the Company, Thomas A. Cawley as a Director and John A. Piontkowski as Senior Vice President, Chief Financial Officer and Treasurer.

                    Finally, the July 20, 1995 Current Report announced, under Item 5, the approval by the Bankruptcy Court of a $24 million post-petition financing package between the Company and its lenders.


                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SMITH CORONA CORPORATION




November 13, 1995
                              By: /s/  John A. Piontkowski
                                  John A. Piontkowski
                                  Senior Vice President,
                                  Chief Financial Officer and
                                  Treasurer (Principal Financial
                                  Officer)

                              By: /s/ Martin D. Wilson
                                  Martin D. Wilson
                                  Controller (Principal
                                  Accounting Officer)

                         EXHIBIT INDEX


Exhibit

27             Financial Data Schedule