Form 10-Q
period 1995-12-31
SMITH CORONA CORP
filed 1996-02-13
CIK 851292

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended December 31, 1995

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

                                             Outstanding at
          Class                              January 31, 1996

Common Stock, par value $.01                    30,250,000
per share




                    SMITH CORONA CORPORATION

                             INDEX


                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - December 31, 1995
          and June 30, 1995                                     1

          Consolidated Statements of Operations - For the
          three months and six months ended
          December 31, 1995 and 1994                            2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the six months ended December 31, 1995   3

          Consolidated Statements of Cash Flows - For the
          six months ended December 31, 1995 and 1994           4

          Notes to Consolidated Financial Statements         5-14


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                15-19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    19

Item 6.   Exhibits and Reports on Form 8-K                  19-20


Signatures                                                     21

Exhibit Index





                SMITH CORONA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)

                                        December 31,    June 30,
                                            1995          1995
                                                        (audited)
ASSETS
  Current assets:
    Cash and cash equivalents                $ 5,851     $ 7,003
    Accounts receivable (net of allowance
      for doubtful accounts of $1,875 and
      $1,484, respectively)                   36,064      37,654
    Inventories                               27,711      54,335
    Prepaid expenses and other current
      assets                                  13,244       9,471
    Total current assets                      82,870     108,463

  Property, plant and equipment, net          16,452      22,888
  Deferred income taxes                        3,406       3,406
  Other assets                                 1,257       1,309

    TOTAL                                   $103,985    $136,066

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Bank loans                               $ 5,800    $ 17,400
    Trade payables                             3,219      19,807
    Accrued liabilities                       24,340      35,449
    Income taxes payable                           -       5,791
    Total current liabilities                 33,359      78,447

  Postretirement benefits                         22      12,999
  Pension liability                              555      18,801
  Other long-term liabilities                    114       5,569
  Liabilities subject to compromise           63,750           -
    Total liabilities                         97,800     115,816
  Stockholders' equity:
    Common stock-30,250,000 shares issued
       and outstanding                           303         303
    Additional paid-in capital                44,697      44,697
    Accumulated deficit                      (38,815)    (24,750)
    Total stockholders' equity                 6,185      20,250

    TOTAL                                   $103,985    $136,066

See accompanying notes to consolidated financial statements.




                SMITH CORONA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ in thousands, except per share amounts)

                                    Three months ended  Six months ended
                                        December 31,       December 31,
                                       1995      1994    1995      1994

Net sales                           $ 36,303  $ 63,351  $69,766 $123,465
Cost of goods sold                    35,399    50,076   64,859   97,179
  Gross margin                           904    13,275    4,907   26,286
Selling, administrative
  and research expenses                7,812    12,449   14,567   23,719
Reorganization costs                   2,848         -    6,057        -
Restructuring expense(income)            223         -   (1,301)       -
Other income                          (1,511)        -   (1,096)       -
Operating income (loss)               (8,468)      826  (13,320)   2,567
Interest expense                         198       312      600      555

Income (loss) from continuing
  operations before income
  taxes                               (8,666)      514  (13,920)   2,012
Income taxes (benefit)                   (30)      190      145      744
Income (loss) from continuing
  operations                          (8,636)      324  (14,065)   1,268
Discontinued operations (net of
  income taxes):
Income from discontinued
  operations                               -       115        -      385
Gain on disposal of discontinued
  operations                               -     8,722        -    8,722
Net income (loss)                   ($ 8,636)  $ 9,161 ($14,065)$ 10,375

Earnings per common share-
Income (loss) from continuing
  operations                           ($.29)     $.01    ($.47)    $.04
Discontinued operations (net of
  income taxes):
Income from discontinued
  operations                               -         -        -      .01
Gain on disposal of discontinued
  operations                               -       .29        -      .29
Net income (loss) per share            ($.29)     $.30    ($.47)    $.34

See accompanying notes to consolidated financial statements.




                SMITH CORONA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the six months ended December 31, 1995
                           ($ in thousands)

                                    Additional
                           Common   Paid-In    Accumulated
                            Stock   Capital    Deficit     Total

Balance June 30, 1995        $303   $44,697    $(24,750) $20,250

Net loss                        -         -     (14,065) (14,065)


Balance December 31, 1995    $303   $44,697    $(38,815) $ 6,185

See accompanying notes to consolidated financial statements.





           SMITH CORONA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)

                                                 Six months ended
                                                    December 31,
                                                   1995    1994
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            ($14,065) $10,375
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in) continuing
    operating activities:
      Discontinued operations                         -   (9,107)
      Depreciation and amortization               2,966    2,913
      Deferred income taxes                           -   (2,349)
      Inventory provisions                        4,243      175
      Other noncash items                          (929)     627
      Changes in assets and liabilities:
          Accounts receivable                     1,175   (7,874)
          Inventories                            23,381     (575)
          Prepaid expenses and
            other current assets                 (1,731)     524
          Other assets                               16     (262)
          Trade payables                         (5,987)  (8,145)
          Accrued liabilities and income taxes
           payable                                 (596)     (83)
          Postretirement benefits and pension
           liability                                577   (1,202)
          Other long-term liabilities               114      218
  Net cash provided by (used in)
    continuing operations                         9,164  (14,765)
  Net cash provided by discontinued
    operations                                        -      679
  Net cash provided by (used in)
    operating activities                          9,164  (14,086)
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of discontinued
    operations                                        -   27,500
  Proceeds from the sale of property,
    plant and equipment                           1,389        -
Capital expenditures                               (105)  (2,601)
  Net cash provided by investing activities       1,284   24,899
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank loans (repayments), net                  (11,600)  (5,002)
  Dividends paid                                      -   (3,025)
  Net cash used in financing activities         (11,600)  (8,027)
  Increase (decrease) in cash and cash
   equivalents                                   (1,152)   2,786
  Cash and cash equivalents:
    Beginning of period                           7,003    6,472
    End of period                               $ 5,851  $ 9,258

See accompanying notes to consolidated financial statements.




          SMITH CORONA CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
        ($ in thousands, except per share amounts)


NOTE 1 - PETITION FOR REORGANIZATION UNDER CHAPTER 11 AND BASIS
         OF PRESENTATION

On July 5, 1995, Smith Corona Corporation (the "Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. Prior to August 18, 1995, the bankruptcy proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corp. (formerly known as Histacount Corporation) and Hulse Manufacturing Company, all wholly-owned nonoperating subsidiaries of Smith Corona Corporation, filed Chapter 11 petitions (collectively, the filings by the Company and such debtor subsidiaries are referred to herein as the "Bankruptcy Proceedings"). The Bankruptcy Proceedings primarily relate to all U.S. assets and operations and do not pertain to Smith Corona Corporation's international subsidiaries. Condensed consolidating financial information for the entities included in the Bankruptcy Proceedings is presented in Note 10. Since July 5, 1995, the Company has been operating as a debtor-in-possession. Consequently, the consolidated financial statements have been presented in accordance with the guidelines established by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as issued by the American Institute of Certified Public Accountants in November 1990.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect adjustments or provide for the potential consequences of the Bankruptcy Proceedings on the Company. In particular, the consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities;
(b) prepetition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The Company has recently experienced recurring losses from operations; has an accumulated deficit at December 31, 1995; had difficulty in meeting its Amended and Restated Revolving Credit Agreement covenants and has had to obtain waivers to meet certain of its Debtor-In-Possession Credit Agreement covenants; and cannot presently determine with certainty the ultimate liability which may result from the filing of claims in connection with the Bankruptcy Proceedings. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Liabilities recorded by the Company as of December 31, 1995 and June 30, 1995, respectively, that are expected to be compromised under any plan of reorganization consist of the following:

                                              December 31,      June 30,
                                                  1995            1995
Trade payables                         $10,601         $11,760
Accrued liabilities                     11,670          16,207
Income taxes payable                     5,634           5,634
Postretirement benefits                 12,999          12,999
Pension liability                       17,277          18,801
Other long-term liabilities              5,569           5,569
     Total(1)                          $63,750         $70,970

(1) Excludes a net intercompany payable in the amount of $16,691 and $9,076, respectively, to the Company's subsidiaries not included in the Bankruptcy Proceedings.

The Company recorded reorganization costs for its Bankruptcy
Proceedings aggregating $6,057 for the six months ended December
31, 1995. These charges include professional fees incurred during the six month period.

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

On October 24, 1995, the Company announced that it had reached an agreement to sell its ongoing business to a group led by Empire Capital Corporation, an investment company based in Southport, CT. On November 20, 1995 the Company announced that it had terminated the agreement because Empire Capital Corporation did not fulfill certain contractual requirements necessary to complete the transaction. Discussions with other parties which have expressed interest in acquiring the Company are continuing.


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

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995. Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company has recorded in other expense an estimated loss on liquidation of approximately $415 in the first quarter of fiscal 1996. The Company is currently exploring potential distributor relationships in its Australian market for the purpose of maintaining its distribution capacity.

Amounts in the prior year's financial statements have been reclassified to reflect continuing operations (see Note 8).

NOTE 3 - CONTINGENCIES

Certain past practices of the Company regarding hazardous substances and/or hazardous wastes are the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities. At December 31, 1995 and June 30, 1995, the Company had recorded approximately $4,161 and $4,203, respectively, related to environmental matters and the amount at December 31, 1995 is included in liabilities subject to compromise. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in proceedings with the New York Department of Environmental Conservation (DEC) and the United States Environmental Protection Agency regarding the clean-up of a now-closed manufacturing facility and certain waste disposal sites in upstate New York. The remedial investigation and feasibility study of the now-closed manufacturing facility site has been completed and the record of decision has been finalized. On March 31, 1993, the Company executed a final consent order with the DEC for the implementation of a remedial program for the site. Design, construction and start-up activities related to the selected remedial program are underway. Management believes that the Company has made adequate provision for the approved remediation activities.

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

The Company filed a complaint on November 4, 1994 against CoStar Corporation("CoStar") seeking (i) a declaratory judgment that the Company was not infringing CoStar's trade dress, (ii) damages for breach of warranty and fraud and (iii) rescission of contracts induced by such fraud. The complaint related to envelope printers purchased by the Company from CoStar and label printers manufactured by a third party for the Company. CoStar subsequently filed an answer denying the Company's allegations and asserting counterclaims alleging that the Company had infringed its label printer's trade dress, breached the provisions of a confidentiality agreement between the Company and CoStar, and tortiously injured CoStar's business reputation. In addition, CoStar filed a related third-party complaint against DH Technology, Inc. ("DH"). On June 23, 1995, the Company entered into a Settlement Agreement with CoStar and DH in connection with the lawsuit. Pursuant to the Settlement Agreement, the Company agreed, among other things, to pay CoStar the sum of $55,085 on each of June 23, 1995, July 31, 1995, August 31, 1995 and September 29, 1995 and to return certain tooling and equipment to CoStar, in exchange for, among other things, the release by CoStar of its claims against the Company. The payments required for June 23, 1995, July 31, 1995 and August 31, 1995 are included in liabilities subject to compromise at December 31, 1995.

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

NOTE 4 - INVENTORIES

A summary of inventories, by major classification, is as follows:

                                 December 31,       June 30,
                                     1995             1995
Raw materials and supplies         $    43          $   995
Work-in-process                      9,046           17,807
Finished goods                      18,622           35,533
     Total                         $27,711          $54,335

NOTE 5 - RESTRUCTURING COSTS

Over the past few years, the Company has faced intense competition from foreign producers. On May 8, 1995 the Company announced a major restructuring plan whereby the Company's typewriter manufacturing will be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action will result in the termination of approximately 1,300 workers in Singapore and Batam who will be replaced with approximately 600 workers in Mexico. This action is expected to save approximately $10,000 pretax annually primarily through lower labor costs as well as the greater utilization of the Mexico facility. The Company ceased production in Singapore and Batam Island, Indonesia in November 1995, and relocated equipment to Mexico where typewriter production commenced in December 1995. The Company sold its Singapore facility and the underlying land lease on February 8, 1996 for net proceeds of approximately $20,300. The sale is expected to result in a third quarter pretax gain of approximately $16,700.

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

The net result of these actions reduced the Company's May 8, 1995 workforce of approximately 2,500 by approximately 680.

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

The activity in the restructuring accrual is as follows:

                                    Asset
                                   Impair-   Other
                       Severance    ments    Costs    Total
June 30, 1995 balance  $11,494     $1,492    $ 285    $13,271
Fiscal 1996 Activity(1)   (593)    (1,354)       -     (1,947)
December 31, 1995
  balance              $10,901      $ 138    $ 285    $11,324

(1) Represents cash payments for severance of approximately $101 and non-cash items for foreign currency exchange rate changes, severance provision adjustments and asset impairments.

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


                                                   Severance       Total
June 30, 1995 balance                $50       $50
Fiscal 1996 Activity                 (50)      (50)
December 31, 1995 balance            $ -       $ -

NOTE 6 - CASH FLOWS

Aggregate borrowings under the Company's credit facility amounted to $1,291,100 and $560,008 for the six months ended December 31, 1995 and 1994, respectively, while aggregate repayments were $1,302,700 and $565,010 for the same periods, respectively.

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

The Amended and Restated Credit Agreement contained certain covenants, including restrictions on payment of dividends and limitations on sale of assets, capital expenditures, incurrence of other debt, liens or guarantees and making of investments, loans and advances. The primary financial covenants included (i) not permitting consolidated tangible net worth at the end of any fiscal quarter to be (a) less than it was as of March 31, 1995 minus $3,000 plus (b) 80.0 percent of consolidated net income for all full fiscal quarters subsequent to March 31, 1995, (ii) maintaining a ratio of current assets (other than inventories) to current liabilities (other than loans outstanding under the Amended and Restated Credit Agreement) of at least 0.9 to 1.0 and
(iii) maintaining minimum operating profit levels. As of June 30, 1995, the Company was in technical default of its Amended and Restated Credit Agreement; however, the loan was paid in full in July 1995.

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

Summary operating results of discontinued operations are as follows:

                           Three months ended                 Six months ended
                           December 31, 1994                 December 31, 1994
Net sales                       $1,747                  $5,774

Income from operations
 before income taxes               182                     612
Income taxes                        67                     227
Net income from operations         115                     385
Gain on disposal of assets
 (Net of tax benefit of $285)    8,722                   8,722
Net income                      $8,837                  $9,107

NOTE 9 - DIVIDENDS

On May 4, 1995 the Board of Directors elected to omit the dividend. The dividend declared in the first and second quarters of fiscal 1995 was $.05 and $.025 per share of common stock, respectively.

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following proforma financial information shows the effects of adoption of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and separates the consolidated balance sheets as of December 31, 1995, and consolidated statements of operations and cash flows for the six months then ended, of those entities that are included in the Bankruptcy Proceedings and those that are not.

              Condensed Consolidating Balance Sheets

                                               Non-
                        Debtor-In   Debtor-In
                       Possession  Possession             Elimin-    Consol-
                         Entities    Entities              ations     idated
Current assets           $ 55,934  $ 26,936   $      -            $ 82,870
Property, plant
 and equipment             13,002     3,450          -              16,452
Other assets               81,864    16,657    (93,858)              4,663
   Total assets          $150,800   $47,043   $(93,858)           $103,985

Bank loans                $ 5,800   $     -  $       -             $ 5,800
Other current
 liabilities               16,040    11,519          -              27,559
Intercompany with
 affiliates                16,691   (16,691)         -                   -
Other long-term
 liabilities                  691         -          -                 691
Liabilities subject
 to compromise             63,750         -          -              63,750
Stockholders' equity       47,828    52,215    (93,858)              6,185
Total liabilities and
 stockholders' equity    $150,800   $47,043   $(93,858)           $103,985

             Condensed Consolidating Statements of Operations

                                              Non-
                             Debtor-In   Debtor-In
                            Possession  Possession             Elimin-    Consol-
                              Entities    Entities              ations     idated
Net sales                         $ 54,366   $15,400     $      -  $ 69,766
Net sales to affiliates              6,706    16,775      (23,481)        -
Cost of goods sold                  51,807    13,052            -    64,859
Cost of goods sold to
 affiliates                          5,630     17,851     (23,481)        -
Gross margin                         3,635      1,272           -     4,907
Selling, administrative
 and research expenses              11,107      3,460           -    14,567
Restructuring expense (income)      (1,524)       223           -    (1,301)
Reorganization costs                 6,057          -           -     6,057
Other expense (income)              (2,596)     1,500           -    (1,096)
Operating loss                      (9,409)    (3,911)          -   (13,320)
Interest expense                       600          -           -       600
Loss from operations
 before income tax                 (10,009)    (3,911)          -   (13,920)
Income taxes (benefit)                 251       (106)          -       145
Net loss                          $(10,260)  $ (3,805)   $      -  $(14,065)




               Condensed Consolidating Statements of Cash Flows

                                            Non-
                                Debtor-In   Debtor-In
                               Possession  Possession   Elimin-   Consol-
                                 Entities    Entities    ations   idated
Cash Flows from
 operating activities:
Net loss                 $(10,260)  $(3,805)   $      -   $(14,065)
Adjustments to
 reconcile net loss
 to net cash used in
 continuing operating
 activities:
  Noncash items and
   changes in
   operating assets
   and liabilities         18,635     4,594           -     23,229

Net cash flow provided
 by operating activities    8,375       789           -      9,164
Cash flows from
 investing activities:
Proceeds from sale of
 property, plant and
 equipment                  1,389         -           -      1,389
Capital expenditures          (75)      (30)          -       (105)
Net cash provided by
 (used in) investing
 activities                 1,314       (30)          -      1,284
Cash flows from
 financing activities:
Bank loans
 (repayments), net        (11,600)        -           -    (11,600)
Net cash Used in
 financing activities     (11,600)        -           -    (11,600)
Increase (decrease)
 in cash and cash
 equivalents               (1,911)      759           -     (1,152)
Cash and cash
 equivalents at
 beginning of year          3,027     3,976           -      7,003
Cash and cash
 equivalents at
 end of year              $ 1,116    $4,735    $      -   $  5,851

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

With the Company experiencing sales declines and operating losses, having extended payments to trade vendors, and needing additional financing to meet operating requirements and fund the restructuring program, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on July 5, 1995. Prior to August 18, 1995, the bankruptcy proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corp. (formerly Histacount Corporation) and Hulse Manufacturing Company, all wholly-owned nonoperating subsidiaries of the Company, filed Chapter 11 petitions.

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995. Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company has recorded in other expense an estimated loss on liquidation of approximately $.4 million in the first quarter of fiscal 1996. The Company is currently exploring potential distributor relationships in its Australian market for the purpose of maintaining its distribution capacity.

On November 4, 1994 the Company sold substantially all the assets and liabilities of Histacount Corporation. Accordingly, the consolidated statement of operations for fiscal year 1995 reflects their operating results as discontinued operations. The following discussion of results of operations and financial condition is presented for continuing operations only.

                       Results of Operations

Net sales of $36.3 million for the quarter ended December 31, 1995 decreased 42.7 percent from last year's second quarter net sales of $63.4 million. Approximately 92.7 percent of the second quarter decrease related to lower volumes with the balance related to pricing reductions.

Typewriters and personal word processor volumes are sharply lower than a year ago, both domestically and internationally, as a result of a continuing difficult competitive environment. The Company believes that the market for typewriters and personal word processors is declining along with its share of that market. New product net sales for the quarter were $2.1 million as compared with $4.2 million a year ago.

In the second quarter the Company had a gross margin as a percentage of net sales of 2.5 percent reducing the gross margin to 7.0 percent for the six months ended December 31, 1995, as compared to 21.0 percent and 21.3 percent, for the comparable periods last year. In addition to volume declines noted above, gross margin was also adversely impacted by a second quarter charge of approximately $4.4 million for inventory-related provisions.

Selling, general and administrative expenses for the three and six months ended December 31, 1995 decreased $4.6 million and $9.2 million, respectively, from the comparable prior periods last year, which reflects the impact of fiscal 1995 restructuring actions.

The Company recorded reorganization costs for its Bankruptcy Proceedings aggregating $2.8 million and $6.1 million for the three and six months, respectively. These charges included professional fees incurred during the first six months of fiscal 1996. There were no such items during the first six months of fiscal 1995.

Restructuring expense (income) primarily represents a pension plan curtailment gain offset by additional machinery and equipment writedowns resulting from the restructuring action announced in May 1995. Additionally, costs associated with the restructuring action of approximately $.3 million and $.7 million, primarily related to the move of machinery, equipment and inventory and shut-down of Singapore manufacturing operations, are included in cost of sales and selling, general and administrative expenses, respectively.

In October 1995, the Company completed a transaction to purchase a building previously used as warehousing space located in Cortland, New York and to concurrently sell the building and land on which the building is located to a third party purchaser. The net proceeds of approximately $1.3 million were used to paydown the bank loan and represent a fiscal year 1996 second quarter gain included in other income and expense.

The provision for income taxes for the three and six months ended December 31, 1995 relates principally to foreign-sourced income. As a result of the Bankruptcy Proceedings and the short-term outlook, deferred tax assets, which resulted from year-to-date fiscal 1996 operating losses, have been fully offset by valuation allowances.

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

On July 10, 1995, the Company entered into a Debtor-In-Possession Credit Agreement (the "Debtor-In-Possession Credit Agreement") with two banks (the "Lenders") which was approved by the Bankruptcy Court on August 2, 1995. The Debtor-In-Possession Credit Agreement paid-off the Amended and Restated Credit Agreement (described below). The Debtor-In-Possession Credit Agreement, as amended, provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24.0 million through the June 30, 1996 termination date. The Debtor-In-Possession Credit Agreement provides for a security interest in substantially all of the Company's assets and imposes certain restrictive covenants. Management believes that it has adequate flexibility under the Debtor-In-Possession Credit Agreement and that such covenants should not impose undue restrictions on the operations of the Company during its Bankruptcy Proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary. Subsequent to December 31, 1995, the Company has reduced its bank loans to zero.

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

On October 24, 1995, the Company announced that it had reached an agreement to sell its ongoing business to a group led by Empire Capital Corporation, an investment company based in Southport, CT. On November 20, 1995 the Company announced that it had terminated the agreement to sell because Empire Capital Corporation did not fulfill certain contractual requirements necessary to complete the transaction. Discussions with other parties which have expressed interest in acquiring the Company are continuing.

As represented in the consolidated statement of cash flows for the six months ended December 31, 1995, the Company's operating activities provided $9.2 million of cash, primarily the result of a decrease in inventories. The reduction in inventories of $23.4 million reflects the Company's continued focus on controlling inventory levels. Trade payables decreased $6.0 million primarily as a result of the wind-down of Singapore operations.

The Company had no material commitments for capital expenditures at December 31, 1995. Under the provisions of the Debtor-In-Possession Credit Agreement, the Company is restricted to $.5 million of capital expenditures in each six month period ended December 31, 1995 and June 30, 1996.

From time to time the Company enters into foreign exchange contracts to reduce its exposure to foreign currency rate changes. As of December 31, 1995, no contracts were outstanding.

The Company sold its Singapore facility and underlying land lease on February 8, 1996 for net proceeds of approximately
$20.3 million. The sale is expected to result in a third quarter pretax gain of approximately $16.7 million.

While the Company believes it has adequate financing to operate in bankruptcy for a reasonable period of time, its ability to successfully continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable the Company to emerge from bankruptcy proceedings, obtaining adequate post-confirmation financing to fund restructuring and working capital requirements, successfully implementing the restructuring program, and generating sufficient cash from operations and financing sources to meet obligations. There can be no guarantee that any or all of the above noted actions will be accomplished.

PART II - Other Information

Item 1.   Legal Proceedings.

          Information required by this item is incorporated by reference from "Note 3 - Contingencies" in the Notes to Consolidated Financial Statements appearing on page 7 of this Form 10-Q Quarterly Report.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10  Third Amendment to the Debtor-In
                   -Possession Credit Agreement dated
                   as of December 6, 1995.

               27  Financial Data Schedule


          (b)  Reports on Form 8-K

               Two Current Reports on Form 8-K were filed with the Commission during the second quarter of the Company's 1996 fiscal year.

               1.  The Form 8-K Current Report dated October 30,
1995 announced under Item 5 that Smith Corona Corporation solicited and received proposals from third parties to acquire the ongoing business of the Company through a plan of reorganization which would satisfy a portion of the Company's liabilities but which would provide no consideration to stockholders.

               Also, the Company reported on such date under
Item 5 that it had reached an agreement to sell its ongoing business to a group led by Empire Capital Corporation.

               2. The Form 8-K Current Report dated December 4, 1995 announced under Item 5 that Smith Corona Corporation terminated the agreement reached on October 24, 1995 to sell its business to Empire Capital Corporation. Smith Corona said the action was taken because Empire did not fulfill certain contractual requirements necessary for the transaction to be completed, and that discussions with other parties which have expressed interest in acquiring Smith Corona would continue.




                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SMITH CORONA CORPORATION




February 13, 1996
                              By: /s/  John A. Piontkowski
                                  John A. Piontkowski
                                  Senior Vice President,
                                  Chief Financial Officer and
                                  Treasurer (Principal Financial
                                  Officer)

                              By: /s/ Martin D. Wilson
                                  Martin D. Wilson
                                  Controller (Principal
                                  Accounting Officer)




                         EXHIBIT INDEX


Exhibit

EX-10   Third Amendment to the Debtor-In-Possession Credit
        Agreement dated as of December 6, 1995.
EX-27   Financial Data Schedule (electronically filed only)