Form 10-Q
period 1996-03-31
SMITH CORONA CORP
filed 1996-05-14
CIK 851292

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996

                                or

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

                                             Outstanding at
          Class                              May 8, 1996

Common Stock, par value $.01                    30,250,000
per share



                    SMITH CORONA CORPORATION

                             INDEX


                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 1996
          and June 30, 1995                                     1

          Consolidated Statements of Operations - For the
          three months and nine months ended
          March 31, 1996 and 1995                               2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the nine months ended March 31, 1996     3

          Consolidated Statements of Cash Flows - For the
          nine months ended March 31, 1996 and 1995             4

          Notes to Consolidated Financial Statements         5-14


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                15-19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    19

Item 6.   Exhibits and Reports on Form 8-K                     19


Signatures                                                     20

Exhibit Index




                SMITH CORONA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)


                                           March 31,    June 30,
                                            1996          1995
                                                        (audited)
ASSETS
  Current assets:
    Cash and cash equivalents               $ 24,400     $ 7,003
    Accounts receivable (net of allowance
      for doubtful accounts of $1,464 and
      $1,484, respectively)                   21,431      37,654
    Inventories                               22,115      54,335
    Prepaid expenses and other current
      assets                                   6,362       9,471
    Total current assets                      74,308     108,463

  Property, plant and equipment, net          13,996      22,888
  Deferred income taxes                        3,406       3,406
  Other assets                                 1,230       1,309

    TOTAL                                   $ 92,940    $136,066

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Bank loans                              $      -    $ 17,400
    Trade payables                             3,296      19,807
    Accrued liabilities                       10,707      35,449
    Income taxes payable                           -       5,791
    Total current liabilities                 14,003      78,447

  Postretirement benefits                         12      12,999
  Pension liability                              833      18,801
  Other long-term liabilities                    133       5,569
  Liabilities subject to compromise           62,703           -
    Total liabilities                         77,684     115,816
  Stockholders' equity:
    Common stock-30,250,000 shares issued
       and outstanding                           303         303
    Additional paid-in capital                44,697      44,697
    Accumulated deficit                      (29,744)    (24,750)
    Total stockholders' equity                15,256      20,250

    TOTAL                                   $ 92,940    $136,066

See accompanying notes to consolidated financial statements.



                SMITH CORONA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ in thousands, except per share amounts)

                                Three months ended  Nine Months ended
                                     March 31,          March 31,
                                    1996      1995    1996      1995

Net sales                        $ 20,026  $ 31,384  $89,792 $154,849
Cost of goods sold                 18,914    36,249   83,773  133,428
  Gross margin                      1,112    (4,865)   6,019   21,421
Selling, administrative
  and research expenses             7,136    14,177   21,703   37,896
Reorganization costs                2,090         -    8,147        -
Restructuring expense(income)     (16,995)        -  (18,296)       -
Other income                         (441)        -   (1,537)       -
Operating income (loss)             9,322   (19,042)  (3,998) (16,475)
Interest expense (income)              (4)      166      596      721

Income (loss) from continuing
  operations before income
  taxes                             9,326   (19,208)  (4,594) (17,196)
Income taxes (benefit)                255    (7,106)     400   (6,362)
Income (loss) from continuing
  operations                        9,071   (12,102)  (4,994) (10,834)
Discontinued operations (net of
  income taxes):
Income from discontinued
  operations                            -         -        -      385
Gain on disposal of discontinued
  operations                            -         -        -    8,722
Net income (loss)                 $ 9,071  ($12,102)($ 4,994) ($1,727)

Earnings per common share-
Income (loss) from continuing
  operations                         $.30     ($.40)   ($.17)   ($.36)
Discontinued operations (net of
  income taxes):
Income from discontinued
  operations                            -         -        -      .01
Gain on disposal of discontinued
 operations                             -       . -        -      .29
Net income (loss) per share          $.30     ($.40)   ($.17)   ($.06)

See accompanying notes to consolidated financial statements.



                SMITH CORONA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the nine months ended March 31, 1996
                           ($ in thousands)

                                    Additional
                           Common   Paid-In    Accumulated
                            Stock   Capital    Deficit     Total

Balance June 30, 1995        $303   $44,697    $(24,750) $20,250

Net loss                        -         -      (4,994)  (4,994)


Balance March 31, 1996       $303   $44,697    $(29,744) $15,256

See accompanying notes to consolidated financial statements.




           SMITH CORONA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)

                                                Nine months ended
                                                     March 31,
                                                   1996    1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     ($ 4,994) ($1,727)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    continuing operating activities:
      Discontinued operations                         -   (9,107)
      Depreciation and amortization               4,402    4,972
      (Gain) loss on disposition of
        property, plant equipment               (16,196)     772
      Deferred income taxes                           -   (8,914)
      Inventory provisions                        4,243        -
      Other noncash items                        (1,587)       -
      Changes in assets and liabilities:
          Accounts receivable                    16,223   13,305
          Inventories                            28,297     (728)
          Prepaid expenses and
            other current assets                    115      521
          Other assets                               48      395
          Trade payables                         (6,101)  (9,826)
          Accrued liabilities and income taxes
           payable                              (14,192)    (520)
          Postretirement benefits and pension
           liability                                845   (1,632)
          Other long-term liabilities               (80)     320
  Net cash provided by (used in)
    continuing operations                        11,023  (12,169)
  Net cash provided by discontinued
    operations                                        -      679
  Net cash provided by (used in)
    operating activities                         11,023  (11,490)
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of discontinued
    operations                                        -   27,500
  Proceeds from the sale of property,
    plant and equipment                          24,003        -
  Capital expenditures                             (229)  (3,068)
  Net cash provided by investing activities      23,774   24,432
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank loans (repayments), net                  (17,400)  (9,002)
  Dividends paid                                      -   (3,781)
  Net cash used in financing activities         (17,400) (12,783)
  Increase in cash and cash equivalents          17,397      159
  Cash and cash equivalents:
    Beginning of period                           7,003    6,472
    End of period                               $24,400  $ 6,631

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect adjustments or provide for the potential consequences of the Bankruptcy Proceedings on the Company. In particular, the consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities;
(b) prepetition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The Company has recently experienced recurring losses from operations; had difficulty in meeting its Amended and Restated Revolving Credit Agreement covenants and has had to obtain waivers to meet certain of its Debtor-In-Possession Credit Agreement covenants; has an accumulated deficit at March 31, 1996; and cannot presently determine with certainty the ultimate liability which may result from the filing of claims in connection with the Bankruptcy Proceedings. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Liabilities recorded by the Company as of March 31, 1996 and June
30, 1995, respectively, that are expected to be compromised under any plan of reorganization consist of the following:

                                               March 31,        June 30,
                                                  1996            1995
Trade payables                                  $10,409         $11,760
Accrued liabilities                              11,028          16,207
Income taxes payable                              5,634           5,634
Postretirement benefits                          12,999          12,999
Pension liability                                17,277          18,801
Other long-term liabilities                       5,356           5,569
     Total(1)                                   $62,703         $70,970

(1) Excludes a net intercompany payable in the amount of $28,097 and $9,076, respectively, to the Company's subsidiaries not included in the Bankruptcy Proceedings.

The Company recorded reorganization costs for its Bankruptcy
Proceedings aggregating $8,147 for the nine months ended March
31, 1996. These charges primarily include professional fees incurred during the nine month period.

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

On October 24, 1995, the Company announced that it had reached an agreement to sell its ongoing business to a group led by Empire Capital Corporation, an investment company based in Southport, CT. On November 20, 1995 the Company announced that it had terminated the agreement because Empire Capital Corporation did not fulfill certain contractual requirements necessary to complete the transaction. Since that time, the Company has continued discussions with other parties interested in the purchase of the Company as well as those interested in strategic alliances.


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

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995.
Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company has recorded in other expense an estimated loss on liquidation of approximately $415 and $291 in the first and third quarters, respectively, of fiscal 1996. The Company has established a distributor relationship and is currently exploring other potential distributor relationships in its Australian market for the purpose of maintaining its distribution capacity.

Amounts in the prior year's financial statements have been reclassified to reflect continuing operations (see Note 8).

NOTE 3 - CONTINGENCIES

Certain past practices of the Company regarding hazardous substances and/or hazardous wastes are the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities. At March 31, 1996 and June 30, 1995, the Company had recorded approximately $4,077 and $4,203, respectively, related to environmental matters and the amount at March 31, 1996 is included in liabilities subject to compromise. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

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

In June 1992, the Company was served with a summons and complaint in the U.S. District Court, Northern District of New York, in a private contribution action. The plaintiffs in this action are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. The action, which lists the Company as a defendant with fourteen other defendants, seeks contribution for response costs incurred to date, and to be incurred in the future, for the remediation of a site in Cortland, New York. Management does not believe it disposed of any hazardous substances at this site and is vigorously contesting this matter.

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

NOTE 4 - INVENTORIES

A summary of inventories, by major classification, is as follows:

                                     March 31,       June 30,
                                      1996             1995
Raw materials and work-in-process  $  7,027          $18,802
Finished goods                       15,088           35,533
     Total                          $22,115          $54,335



NOTE 5 - RESTRUCTURING COSTS

Over the past few years, the Company has faced intense competition from foreign producers. On May 8, 1995 the Company announced a major restructuring plan whereby the Company's typewriter manufacturing would be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action resulted in the termination of approximately 1,300 workers in Singapore and Batam. Original expectations were to replace these workers with approximately 600 workers in Mexico which would have resulted in approximately $10,000 pretax annual savings, primarily through lower labor costs as well as the greater utilization of the Mexico facility. However, due to lower than expected volumes, the need for replacement workers was not warranted. The Company ceased production in Singapore and Batam Island, Indonesia in November 1995, and relocated equipment to Mexico where typewriter production commenced in December 1995. The Company sold certain of its Singapore machinery and equipment for proceeds of approximately $2,333. Additionally, the Company sold its Singapore facility and the underlying land lease on February 8, 1996 for net proceeds of approximately $20,281. The sale of the facility resulted in a third quarter pretax gain of approximately $16,995. In April 1996, the Company received a refund of approximately $760 for fees paid in connection with the sale of the facility which will result in an additional fourth quarter gain on the sale.

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

As a result of these actions, the Company recorded a pretax charge of approximately $14,870 in the fourth quarter of fiscal 1995, of which approximately $1,877 represents primarily non-cash machinery and equipment asset write-offs, and the remainder relates to employee severance. Additionally, certain costs, primarily relating to the move of machinery and equipment, temporary lease-back of facilities, and renovations, of approximately $2,000 pretax (originally expected to be approximately $6,000 pretax), will be recognized as charges to operations as incurred during fiscal year 1996. For the nine months ended March 31, 1996, the Company has recorded approximately $1,600 of these costs.




The activity in the restructuring accrual is as follows:

                                    Asset
                                   Impair-   Other
                       Severance    ments    Costs    Total
June 30, 1995 balance  $11,494     $1,492    $ 285    $13,271
Fiscal 1996 Activity(1) (6,787)    (1,460)     478     (7,769)
March 31, 1996
  balance              $ 4,707     $   32    $ 763    $ 5,502

(1) Represents cash payments for severance of approximately $6,286 and non-cash items for foreign currency exchange rate changes, severance provision adjustments and writeoff of property, plant and equipment. The increase in other costs represents expected future cash payouts for final liquidation of Singapore operations.

     The remaining March 31, 1996 severance amount of $4,707 is included in liabilities subject to compromise.

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


                                                   Severance       Total
June 30, 1995 balance                                   $50         $50
Fiscal 1996 Activity                                    (50)        (50)
March 31, 1996 balance                                  $ -         $ -

NOTE 6 - CASH FLOWS

Aggregate borrowings under the Company's credit facility amounted to $1,330,700 and $594,008 for the nine months ended March 31, 1996 and 1995, respectively, while aggregate repayments were $1,348,100 and $603,010 for the same periods, respectively.

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

On July 10, 1995, the Company entered into a Debtor-In-Possession Credit Agreement (the "Debtor-In-
Possession Credit Agreement") with its Lenders which was approved by the United States Bankruptcy Court for the District of Delaware on August 2, 1995. The proceeds of the Debtor-In-Possession Credit Agreement were used to repay the amounts outstanding under the Amended and Restated Credit Agreement. The Debtor-In-Possession Credit Agreement, as amended, provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24.0 million through the June 30, 1996 termination date. Interest is 2 percent over the greatest of the Prime Rate, Base CD Rate plus 1 percent or Federal Funds Effective Rate plus .5 percent. Payments of dividends is prohibited by the terms of the Debtor-In-
Possession Credit Agreement, under which the Company is limited to maximum monthly amounts of inventory and cash disbursements. Additionally, the Company is restricted to $500 of capital expenditures in each six month period ended December 31, 1995 and June 30, 1996. Management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Bankruptcy Proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary. The Debtor-In-Possession Credit Agreement is secured by substantially all of the Company's assets.

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

Summary operating results of discontinued operations are as follows:

                          Three months ended       Nine months ended
                             March 31, 1995          March 31, 1995
Net sales                       $    -                   $5,774

Income from operations
 before income taxes                 -                      612
Income taxes                         -                      227
Net income from operations           -                      385
Gain on disposal of assets
 (Net of tax benefit of $285)        -                    8,722
Net income                      $    -                   $9,107

NOTE 9 - DIVIDENDS

On May 4, 1995 the Board of Directors elected to omit the dividend. The dividend declared in the first and second quarters of fiscal 1995 was $.05 and $.025 per share of common stock, respectively.

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following proforma financial information shows the effects of adoption of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and separates the consolidated balance sheets as of March 31, 1996, and consolidated statements of operations and cash flows for the nine months then ended, of those entities that are included in the Bankruptcy Proceedings and those that are not.






              Condensed Consolidating Balance Sheets

                                         Non-
                        Debtor-In   Debtor-In
                       Possession  Possession             Elimin-    Consol-
                         Entities    Entities              ations     idated
Current assets           $ 51,322  $ 22,986   $      -            $ 74,308
Property, plant
 and equipment             12,264     1,732          -              13,996
Other assets               81,859    16,635    (93,858)              4,636
   Total assets          $145,445   $41,353   $(93,858)           $ 92,940

Other current
 liabilities               12,079     1,924          -              14,003
Intercompany with
 affiliates                28,097   (28,097)         -                   -
Other long-term
 liabilities                  978         -          -                 978
Liabilities subject
 to compromise             62,703         -          -              62,703
Stockholders' equity       41,588    67,526    (93,858)             15,256
Total liabilities and
 stockholders' equity    $145,445   $41,353   $(93,858)           $ 92,940

             Condensed Consolidating Statements of Operations

                                              Non-
                             Debtor-In   Debtor-In
                            Possession  Possession             Elimin-    Consol-
                              Entities    Entities              ations     idated
Net sales                    $ 69,605     $20,187   $      -  $ 89,792
Net sales to affiliates         9,294      21,637    (30,931)        -
Cost of goods sold             68,449      15,324          -    83,773
Cost of goods sold to
 affiliates                     7,912      23,019    (30,931)        -
Gross margin                    2,538       3,481          -     6,019
Selling, administrative
 and research expenses         16,105       5,598          -    21,703
Restructuring income           (1,524)    (16,772)         -   (18,296)
Reorganization costs            8,147           -          -     8,147
Other expense (income)         (2,997)      1,460          -    (1,537)
Operating income (loss)       (17,193)     13,195          -    (3,998)
Interest expense                  596           -          -       596
Income (loss) from
 operations before
 income tax                   (17,789)     13,195          -    (4,594)
Income taxes (benefit)            435         (35)         -       400
Net income (loss)            $(18,224)   $ 13,230   $      -   $(4,994)



               Condensed Consolidating Statements of Cash Flows

                                            Non-
                                Debtor-In   Debtor-In
                               Possession  Possession   Elimin-   Consol-
                                 Entities    Entities    ations   idated
Cash Flows from
 operating activities:
Net income (loss)                $(18,224)  $13,230    $       -   $(4,994)
Adjustments to
 reconcile net income
 (loss) to net cash
 used in continuing
 operating activities:
  Noncash items and
   changes in
   operating assets
   and liabilities                 45,207    (29,190)          -    16,017

Net cash flow provided
 by (used in) operating
 activities                        26,983    (15,960)          -    11,023
Cash flows from
 investing activities:
Proceeds from sale of
 property, plant and
 equipment                          1,389     22,614           -    24,003
Capital expenditures                 (160)       (69)          -      (229)
Net cash provided by
 investing activities               1,229     22,545           -    23,774
Cash flows from
 financing activities:
Bank loans
 (repayments), net                (17,400)         -           -   (17,400)
Net cash used in
 financing activities             (17,400)         -           -   (17,400)
Increase in cash and
 cash equivalents                  10,812      6,585           -    17,397
Cash and cash
 equivalents at
 beginning of year                  3,027      3,976           -     7,003
Cash and cash
 equivalents at
 end of year                     $ 13,839    $10,561     $     -   $24,400





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

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995. Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company has recorded in other expense an estimated loss on liquidation of approximately $.4 million and $.3 million in the first and third quarters, respectively, of fiscal 1996. The Company has established a distributor relationship and is currently exploring other potential distributor relationships in its Australian market for the purpose of maintaining its distribution capacity.

On November 4, 1994 the Company sold substantially all the assets and liabilities of Histacount Corporation. Accordingly, the consolidated statement of operations for fiscal year 1995 reflects their operating results as discontinued operations. The following discussion of results of operations and financial condition is presented for continuing operations only.

                       Results of Operations

Net sales of $20.0 million for the quarter ended March 31, 1996 decreased 36.2 percent from last year's third quarter net sales of $31.4 million primarily due to lower volumes.

Typewriters and personal word processor volumes are sharply lower than a year ago, both domestically and internationally, as a result of a continuing difficult competitive environment. The Company believes that the market for typewriters and personal word processors is declining along with its share of that market. New product net sales for the quarter were $1.1 million as compared with $2.7 million a year ago.

In the third quarter the Company had a gross margin as a percentage of net sales of 5.6 percent reducing the gross margin to 6.7 percent for the nine months ended March 31, 1996, as compared to (15.5) percent and 13.8 percent, for the comparable periods last year. In addition to volume declines noted above, gross margin was also adversely impacted by a second quarter charge of approximately $4.4 million for inventory-related provisions.

Selling, administrative and research expenses for the three and nine months ended March 31, 1996 decreased $7.0 million and $16.2 million, respectively, from the comparable prior periods last year. The decline reflects the impact of fiscal 1995 restructuring actions, reduced advertising spending and professional fees charged to reorganization costs during the bankruptcy proceedings. Additionally, costs associated with the restructuring action of approximately $1.6 million primarily related to the shut-down of Singapore manufacturing operations, are included in selling, general and research expenses.

The Company recorded reorganization costs for its Bankruptcy Proceedings aggregating $2.1 million and $8.1 million for the three and nine months, respectively. These charges primarily included professional fees incurred and interest income earned on domestic cash balances during the nine months of fiscal 1996. There were no such items during the first nine months of fiscal 1995.

Restructuring expense (income) primarily represents a pension plan curtailment gain of approximately $1.5 million and a gain on the sale of the Singapore facility and underlying land lease of approximately $17.0 million. In April 1996, the Company received a refund of approximately $.8 million for fees paid in connection with the sale which will result in an additional fourth quarter gain on the sale.

In October 1995, the Company completed a transaction to purchase a building previously used as warehousing space located in Cortland, New York and to concurrently sell the building and land on which the building is located to a third party purchaser. The net proceeds of approximately $1.4 million were used to paydown the bank loan. This sale resulted in a fiscal year 1996 second quarter gain of approximately $1.3 million included in other income and expense. Additionally, other income and expense for the third quarter includes a gain of approximately $.7 million from an insurance settlement.

The Company fully repaid its bank loans in January 1996.
Interest earned on domestic cash balances is included in reorganization costs while interest earned on international cash balances is included in interest expense (income) on the statement of operations.

The provision for income taxes for the three and nine months ended March 31, 1996 relates principally to foreign-sourced income. As a result of the Bankruptcy Proceedings and the short-term outlook, deferred tax assets, which resulted from year-to-date fiscal 1996 operating losses, have been fully offset by valuation allowances.

                       Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash flows generated from operations and borrowing under its Debtor-In-
Possession Credit Agreement.

The Bankruptcy Proceedings restrict the Company's ability to provide direct financial support outside of the normal course of business to its international subsidiaries without the approval of the Bankruptcy Court. Furthermore, certain actions, including actions outside of the normal course of business, must be approved by the Bankruptcy Court.

On July 10, 1995, the Company entered into a Debtor-In-Possession Credit Agreement (the "Debtor-In-Possession Credit Agreement") with two banks (the "Lenders") which was approved by the Bankruptcy Court on August 2, 1995. The Debtor-In-Possession Credit Agreement paid-off the Amended and Restated Credit Agreement (described below). The Debtor-In-
Possession Credit Agreement, as amended, provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24.0 million through the June 30, 1996 termination date. The Company intends to enter into discussions to extend the Debtor-In-Possession Credit Agreement. The Debtor-In-Possession Credit Agreement provides for a security interest in substantially all of the Company's assets and imposes certain restrictive covenants. Management believes that it has adequate flexibility under the Debtor-In-
Possession Credit Agreement and that such covenants should not impose undue restrictions on the operations of the Company during its Bankruptcy Proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary. In January 1996, the Company fully repaid its bank loans.

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

On October 24, 1995, the Company announced that it had reached an agreement to sell its ongoing business to a group led by Empire Capital Corporation, an investment company based in Southport, CT. On November 20, 1995 the Company announced that it had terminated the agreement to sell because Empire Capital Corporation did not fulfill certain contractual requirements necessary to complete the transaction. Since that time, the Company has continued discussions with other parties interested in the purchase of the Company as well as those interested in strategic alliances.

As represented in the consolidated statement of cash flows for the nine months ended March 31, 1996, the Company's operating activities provided $11.0 million of cash, primarily the result of a decrease in inventories and accounts receivable offset by a decrease in accounts payable and accrued liabilities. The reduction in inventories of $28.3 million reflects the Company's continued focus on controlling inventory levels. Accounts receivable declined $16.2 million and is attributable to the reduction in sales levels. Trade payables and accrued liabilities decreased $20.3 million primarily as a result of the wind-down of Singapore operations including related severance payments.

The Company had no material commitments for capital expenditures at March 31, 1996. Under the provisions of the Debtor-In-Possession Credit Agreement, the Company is restricted to $.5 million of capital expenditures in each six month period ended December 31, 1995 and June 30, 1996.

From time to time the Company enters into foreign exchange contracts to reduce its exposure to foreign currency rate changes. As of March 31, 1996, no contracts were outstanding.

While the Company believes it has adequate cash and financing to operate in bankruptcy for a reasonable period of time, its ability to successfully continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable the Company to emerge from bankruptcy proceedings, obtaining adequate post-confirmation financing to fund working capital requirements and generating sufficient cash from operations to meet obligations. There can be no guarantee that any or all of the above noted actions will be accomplished.

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




                                   SMITH CORONA CORPORATION




May 14, 1996
                              By: /s/  John A. Piontkowski
                                  John A. Piontkowski
                                  Senior Vice President,
                                  Chief Financial Officer and
                                  Treasurer (Principal Financial
                                  Officer)

                              By: /s/ Martin D. Wilson
                                  Martin D. Wilson
                                  Controller (Principal
                                  Accounting Officer)



                         EXHIBIT INDEX


Exhibit

EX-27               Financial Data Schedule (electronically
                    filed only)