Form 10-K
period 1996-06-30
SMITH CORONA CORP
filed 1996-09-30
CIK 851292

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K



     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K Annual Report. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of September 4, 1996: $1,102,424 (Such amount has been computed as described in "Market for Registrant's
Common Equity and Related Stockholder Matters.")

     Number of shares of Common Stock outstanding as of September 4, 1996:
30,250,000 shares.
                       Documents Incorporated by Reference
     Document                                     Part of Form 10-K
     None.






                                TABLE OF CONTENTS




PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
     Item 1. Business. . . . . . . . . . . . . . . . . . . . . .1
          General. . . . . . . . . . . . . . . . . . . . . . . .1
          Restructuring and Bankruptcy Reorganization. . . . . .1
          Recent Changes in Senior Management. . . . . . . . . .4
          History of the Business. . . . . . . . . . . . . . . .5
          Products . . . . . . . . . . . . . . . . . . . . . . .6
          Marketing, Sales and Distribution. . . . . . . . . . .6
          Service. . . . . . . . . . . . . . . . . . . . . . . .8
          Seasonality. . . . . . . . . . . . . . . . . . . . . .8
          Manufacturing Operations . . . . . . . . . . . . . . .8
          Competition. . . . . . . . . . . . . . . . . . . . . 10
          Patents, Trademarks and Licenses . . . . . . . . . . 10
          Employees. . . . . . . . . . . . . . . . . . . . . . 10
          Research and Development . . . . . . . . . . . . . . 11
          Raw Materials. . . . . . . . . . . . . . . . . . . . 11
     Item 2. Properties. . . . . . . . . . . . . . . . . . . . 11
     Item 3. Legal Proceedings . . . . . . . . . . . . . . . . 12
          Automatic Stay of Litigation Due to Bankruptcy . . . 12
          Description of Legal Proceedings . . . . . . . . . . 12
     Item 4. Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . 15

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
     Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters .................................15
     Item 6. Selected Financial Data . . . . . . . . . . . . . 16
     Item 7. Management's Discussion and Analysis of Results
                of Operations and Financial Condition. . . . . 18
     Item 8. Financial Statements and Supplementary Data . . . 26
     Item 9. Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure . . . . 26

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
     Item 10. Directors and Executive Officers of the
               Registrant. . . . . . . . . . . . . . . . . . . 27
     Item 11. Executive Compensation . . . . . . . . . . . . . 31
     Item 12. Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . . 39
     Item 13. Certain Relationships and Related Transactions . 39
          Stockholders Agreement . . . . . . . . . . . . . . . 40
          Cross-Indemnification Agreement. . . . . . . . . . . 40
          Tax Sharing Agreement. . . . . . . . . . . . . . . . 41

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . 42
     Item 14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K . . . . . . . . . . . . . . 42

Index to Consolidated Financial Statements and Financial
           Statement Schedule. . . . . . . . . . . . . . . . . 51





                              PART I

Item 1. Business
                           The Company

General

Smith Corona Corporation (the "Company") designs, manufactures and sells portable and compact electronic typewriters, personal word processors and related accessories and supplies. These products are generally used in the home, at school and in small offices. The Company also sells facsimile machines, laminators, calculators and labelers.

The Company was incorporated in 1985 in the State of Delaware. Prior to 1986, the businesses of the Company were operated by SCM Corporation ("SCM") which was acquired by Hanson PLC ("Hanson") in March 1986. At the time it was acquired, SCM consisted of a number of businesses, including the current business of the Company and businesses in the chemical, paper and food industries. Although Hanson owned the businesses of the Company through various subsidiaries, the typewriter and personal word processor operations were managed as an integrated business. On August 3, 1989, the Company completed a registered public offering of 14,750,000 shares of common stock, par value $.01 per share (the "Common Stock"), in the United States and abroad (the "Offerings"). In connection with the Offerings, Hanson initiated a series of transactions to combine the electronic typewriter, personal word processor and office supplies business under a single parent entity being the Company.

Restructuring and Bankruptcy Reorganization

Over the past few years, the Company has faced intense competition from foreign producers. On May 8, 1995 the Company announced a major restructuring plan whereby the Company's typewriter manufacturing would be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility (the "Restructuring"). This action resulted in the termination of approximately 1,300 workers in Singapore and Batam Island. Original expectations were to replace these workers with approximately 600 workers in Mexico which would have resulted in approximately $10 million pretax annual savings, primarily through lower labor costs as well as the greater utilization of the Mexico facility. However, due to lower than expected volumes, fewer replacement workers have been hired. The Company ceased production in Singapore and Batam Island, Indonesia in November 1995, and relocated equipment to Mexico where typewriter production commenced in December 1995. The Company sold certain of its Singapore machinery and equipment for proceeds of approximately $2.3 million resulting in a loss of approximately $1.5 million which was accrued as part of the Restructuring. Additionally, the Company sold its Singapore facility and the underlying land lease on February 8, 1996 for net proceeds of approximately $21.0 million. The sale of the facility resulted in a pretax gain of approximately $17.8 million.

In addition to the relocation of typewriter manufacturing to Mexico, the Company also eliminated approximately 180 support positions within research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations. Approximately $10.0 million in additional annual pretax savings were expected from elimination of these support positions. These reductions were completed by the end of the first quarter of the fiscal year ended June 30, 1996 ("Fiscal 1996") and resulted in a pension curtailment gain of approximately $1.5 million.

With the Company experiencing sales declines and operating losses, having obtained extended payment terms from trade vendors, and needing additional financing to meet operating requirements and fund the Restructuring, the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on July 5, 1995 (the "Petition Date"). The Company's management has continued to manage the operations and affairs of the Company as debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. Consequently, certain actions of the Company during the pendency of the bankruptcy proceedings including, without limitation, transactions outside of the ordinary course of business, are subject to the approval of the Bankruptcy Court.

Prior to August 18, 1995, the bankruptcy proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, three of the Company's wholly-owned but nonoperating subsidiaries, SCM Office Supplies, Inc., SCC LI Corp. (formerly known as Histacount Corporation), and Hulse Manufacturing Company (such subsidiaries being hereinafter collectively referred to as the "Nonoperating Subsidiaries"), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The bankruptcy proceedings of the Nonoperating Subsidiaries are being jointly administered with the Company's bankruptcy case. Prior to the filing, substantially all of the assets of each of the Nonoperating Subsidiaries had been sold; however, each Nonoperating Subsidiary retains certain residual liabilities.
The Company's other wholly-owned subsidiaries (including its international subsidiaries) are not included in the bankruptcy proceedings. The Company is generally unable to provide direct financial support outside of the normal course of business to such other subsidiaries without Bankruptcy Court approval. The Company obtained a debtor-in-possession revolving line of credit of up to $24.0 million through June 30, 1996 and $10.0 million through September 30, 1996 to finance operations and restructuring activities during the bankruptcy reorganization.


On September 9, 1996, the Company filed its Third Amended Second Joint Plan of Reorganization (the "POR") and Third Amended Second Disclosure Statement with the Bankruptcy Court, which Disclosure Statement was approved by the Bankruptcy Court for solicitation of creditor acceptance of the POR. The Court approved the following schedule, as amended, for the Company's events:
September 16, 1996, mailing of notices and solicitation materials to eligible creditors; October 18, 1996, administrative claims bar date for claims that occurred on or before August 16, 1996; October 18, 1996 (4:30 P.M., Prevailing Eastern Time), deadline for receipt of all ballots; October 31, 1996, confirmation hearing in Wilmington, Delaware.

The POR is subject to Bankruptcy Court approval. The following is a brief summary of the POR. For a more complete description of the POR, please refer to the document as filed as an exhibit hereto.

Under the POR, the Company intends to satisfy all allowed general unsecured claims through the distribution of cash of approximately $10.8 million and 85% of the reorganized company's common stock to holders of such claims. The Company intends to satisfy all allowed claims senior to allowed general unsecured claims by the payment in full in cash or notes (as provided for by the Bankruptcy Code), or the assumption of all such claims.
In addition, allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) shall receive payment in cash in an amount equal to 60% of the amount of such claim. Finally, the POR cancels all Common Stock of the Company and provides shareholders with warrants to purchase one share of common stock in the reorganized company for each ten shares of Common Stock of the Company.

Under the POR, the reorganized company would significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing may, over time, include entering into strategic alliances with third parties to provide products or services. In that respect, the reorganized company would focus its efforts on forging alliances with foreign companies having technologically advanced office products but which presently do not have a substantial United States market share or market presence and are intent on building or increasing market share by selling their products under the well known "Smith Corona" name. The reorganized company intends to rely on its existing distribution network to become a leading vendor of technologically advanced office products manufactured abroad. Further, the reorganized company intends to continue to focus on its core business of manufacturing and distributing its current product line of typewriters and personal word processors to satisfy continuing worldwide demand for these products.

On an operational level, initially the reorganized company will continue its business on a global basis with manufacturing operations in Mexico and sales and marketing operations in the United States and certain international markets. The reorganized company's Mexico facility plans to also provide contract manufacturing services to other equipment manufacturers ("OEMs") on a cost plus basis thereby providing a contribution towards manufacturing overhead expenses. Ideally, prospective OEMs may also form the basis for new product strategic alliances.

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995.
Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company has recorded an estimated loss on liquidation of approximately $.7 million in Fiscal 1996. The Company has established a distributor relationship and is currently exploring other potential distributor relationships in the Australian market for the purpose of maintaining its distribution capacity.

For further discussion of the Company's Restructuring and bankruptcy reorganization, see "Business - Manufacturing
Operations" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."


Recent Changes in Senior Management

On March 24, 1995, G. Lee Thompson, then Chairman and Chief Executive Officer of the Company, retired and was replaced by Robert Van Buren, a member of the Board of Directors. Effective June 3, 1995, Mr. Van Buren was elected President, succeeding William D. Henderson upon his termination. On July 1, 1995, Ronald F. Stengel was elected President and Chief Executive Officer of the Company, succeeding Mr. Van Buren in those positions only. Also on July 1, 1995, Mr. Stengel and Mr. Thomas
A. Cawley were elected to the Company's Board of Directors. On July 26, 1995, Mr. Cawley was elected Vice President/Administration of the Company.

Thomas C. DeFazio, Executive Vice President and Chief Financial Officer of the Company, and Manfred E. Eckhardt, Vice President and Treasurer of the Company, retired effective March 31, 1995 and June 30, 1995, respectively. Succeeding Mr. DeFazio, John A. Piontkowski was elected Vice President/Finance and Controller of the Company on March 28, 1995. Mr. Piontkowski held these positions until June 21, 1995, when he was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Piontkowski relinquished his Treasurer position on May 16, 1996. On July 26, 1995, Martin D. Wilson was elected Controller, succeeding Mr. Piontkowski. Mr. Wilson was elected Vice President and Controller on May 15, 1996. On the same date, Gary
J. Lynch was elected Vice President and Treasurer. In October, 1995, Robert Riddell, Vice President/Marketing, resigned. On November 22, 1995, Doris J. McRae, Vice President/Product Development, resigned. W. Michael Driscoll, Vice President of Operations and Engineering, resigned effective December 15, 1995. On January 26, 1996, Michael W. Chernago was elected Vice President/Operations, James B. McCormick was elected Vice President/Supplies Division, Eric J. Cleveland was elected Vice President/West Coast Operations, Anthony A. Bartolone was elected Vice President/Engineering and Anthony V. Giordano was elected Vice President/Taxes. In March, 1996, Mark A. Alexander resigned as a Director, Anthony A. Bartolone resigned as Vice President/Engineering, and Anthony V. Giordano resigned as Vice President/Taxes.

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

In mid-1992, Hulse Manufacturing Company ceased to do business as a going concern and closed its plant and manufacturing facilities. The building which housed Hulse's operations was sold in late 1992 in a liquidating sale. Prior to its liquidation, Hulse had manufactured typeface for typewriters and mechanical printing devices.

On July 5, 1994 and November 4, 1994 the Company sold substantially all of the assets and liabilities of SCM Office Supplies, Inc. and Histacount Corporation ("Histacount"), respectively, two of its wholly-owned subsidiaries. The results of operations, gain (loss) on sale and net assets and liabilities related to SCM Office Supplies, Inc. and Histacount are presented as discontinued operations in the consolidated financial statements (see Consolidated Financial Statements in this Form 10-K Annual Report). Business operations of these two entities primarily consisted of the manufacture and distribution of office supplies and customized printed products, respectively. As a result of these dispositions, the Company currently consists of one business segment -- the design, manufacture and distribution of typewriters, personal word processors and related accessories.

On May 8, 1995, the Company announced the Restructuring and on July 5, 1995, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. On September 9, 1996, the Company filed its Third Amended Second Joint Plan of Reorganization and Third Amended Second Disclosure Statement with the Bankruptcy Court, which Disclosure Statement was approved by the Bankruptcy Court for solicitation of creditor acceptance of the POR. The POR is subject to the Bankruptcy Court approval. See "Business --
 Restructuring and Bankruptcy Reorganization" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                             Products

The Company currently designs, manufactures and sells, both domestically and internationally, portable and compact electronic typewriters, personal word processors and related accessories and supplies for use in the home, at school and in small offices.
The Company focuses its design and development of these products on the major desires of purchasers: ease of use and incorporation of monitors or displays, as well as a full array of word processing features, including dictionary spell checkers and grammar features. The Company's market base of typewriters and personal word processors results in its accessories and supplies business.

During the fiscal year ended June 30, 1994 ("Fiscal 1994"), the
Company broadened its product line by selling facsimile machines, laminators, calculators and labelers, all of which are designed for use at home, at school and in small offices.

The only products or classes of similar products that accounted for 10% or more of net sales of the Company in any of the Company's last three fiscal years were (i) portable and compact electronic typewriters, which accounted for 38.1%, 39.7% and 40.6% of net sales in the fiscal years ended June 30, 1996, 1995 and 1994, respectively, and (ii) personal word processors, which accounted for 21.8%, 34.5% and 37.1% of net sales in the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

                Marketing, Sales and Distribution

In the United States, the Company advertises, markets and promotes its electronic typewriters and personal word processors through national print media, both consumer and trade.
Advertisements focus on the key features and benefits of the various product lines. The Company also supports local advertising campaigns of its customers, if the campaigns comply with certain standards set by the Company.

The Company makes available for use, at retail store locations, various point-of-sale materials and other in-store visual supports. In addition, the Company provides training support for its customers' sales staffs conducted by Company field-based marketing support representatives.

In the United States, the Company distributes its products through more than 8,000 outlets in all major channels of distribution, including (i) national retail chain stores, such as Montgomery Ward, Sears and Wal-Mart; (ii) warehouse clubs, such as Price CostCo., Sam's and BJ Wholesale; (iii) catalog merchandisers, such as Service Merchandise; (iv) national television and appliance dealers, such as Lechmere and Nobody Beats the Wiz; (v) office superstores, such as Office Depot, Inc., Office Max and Staples; (vi) office equipment dealers;
(vii) regional discount stores, such as FedCo and Caldor; and
(viii) the United States military exchanges. The Company does not enter into long-term contracts with its customers and there can therefore be no assurance that the Company will continue to receive sales revenues from any particular source.

From time to time, the Company offers various derivative product lines for each of its major channels of distribution, and supplies private label products and private brand products (which identify only the retailer brand name).

The Company also conducts sales activities in Canada, the United Kingdom, Australia (through August 2, 1995), the Benelux countries, France, Germany and in other international markets. The channels of distribution in the international markets are similar to those in the United States market and include national retail chains, catalog merchandisers, department stores, office equipment dealers, discount stores, stationers and direct mail accounts. In other international markets, the Company currently has approximately 42 distributors serving the Australia (after August 2, 1995), Far East, Latin America, Europe and Caribbean markets. Reference is made to Note 9 to the Consolidated Financial Statements (see Consolidated Financial Statements in this Form 10-K Annual Report) for information regarding the Company's business operations within and outside the United States.

Payment terms granted to customers reflect general practices in the industry. Terms vary with product and competitive conditions, but generally require payment within 30 to 90 days. Historically, bad debts have been insignificant. Office Depot Inc. and Wal-Mart
 Stores, Inc., two of the Company's largest customers, were responsible for 12.5% and 10.1%, respectively, of consolidated net sales in the year ended Fiscal 1996. These two customers were the only customers responsible for more than 10% of net sales. Substantially all of the Company's sales are to customers who are not affiliated with the Company.

                             Service

The Company's typewriter and personal word processor products are serviced in the United States by a Smith Corona factory service center located in Cortland, New York and at approximately 400 factory-appointed service stations. The service center and stations employ trained technicians, maintain parts inventory and perform warranty and other repairs.

                           Seasonality

The Company believes that its business in the aggregate is not seasonal, although certain of its products sell more heavily in gift-giving seasons such as the Christmas and school graduation seasons.

                     Manufacturing Operations

The Company's foreign manufacturing operations were located in Mexico, Singapore and Indonesia. Over the past few years, the Company has faced intense competition from foreign producers. Consequently, the Company announced a major Restructuring on May 8, 1995 pursuant to which the Company's typewriter manufacturing would be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. Upon completion of the Restructuring, Mexico became the only site for Company manufacturing operations. The Company ceased production in Singapore and Batam Island as of mid-November 1995, and completed the process of relocating certain equipment to Mexico where typewriter production commenced in December, 1995.

The Company placed its Singapore facility and the underlying land lease up for sale following the Petition Date. The sale of the Singapore facility, including the leasehold interest of the Company's wholly-owned Singapore subsidiary, Smith Corona Private Limited, to ST Computer Systems and Services Limited, a subsidiary of Singapore Technologies Inc., took place on February 8, 1996. The Singapore sale resulted in net proceeds to the Company of approximately $21.0 million and resulted in a Fiscal 1996 pretax gain for the Company of approximately $17.8 million. The Batam Island facility lease expired December 26, 1995. In addition, all manufacturing equipment at the Singapore and Batam Island facilities which was not transferred to Mexico, was sold resulting in proceeds of approximately $2.3 million resulting in a loss of approximately $1.5 million.

The Restructuring resulted in the termination of approximately 1,300 workers in Singapore and Batam Island. Original expectations were to replace these workers with approximately 600 workers in Mexico, which was expected to result in approximately $10.0 million pretax annual savings, primarily through lower labor costs and greater utilization of the Mexico facility. However, due to lower than expected volumes, fewer replacement workers have been hired.
In addition to the relocation of the typewriter manufacturing to Mexico as a part of the Restructuring, the Company also eliminated approximately 180 support positions within research and development, finance, service, distribution, selling and marketing areas in the Company's Cortland, New York and New Canaan, Connecticut locations. Approximately $10.0 million in additional annual pretax savings were expected from elimination of these support positions. These reductions were completed by the end of the first quarter of Fiscal 1996.

As a result of these actions, the Company recorded a pretax charge of approximately $14.9 million in the fourth quarter of the fiscal year ended June 30, 1995 ("Fiscal 1995"), of which approximately $1.9 million represented primarily non-cash machinery and equipment asset write-offs, and the remainder related to employee severance. Additionally, approximately $1.6 million of pretax costs (originally estimated to be approximately $6.0 million), primarily relating to the shutdown of Singapore operations were recognized as charges to operations as incurred during Fiscal 1996 as they do not qualify as restructuring costs.

In July 1992, in an effort to maintain its position as a low-cost producer in a highly competitive worldwide business, the Board of Directors approved and the Company announced a plan to phase out the Company's manufacturing operations in Cortland, New York and relocate them to a new facility in Mexico. The Company implemented this relocation plan in phases. In early 1993, assembly line operations were moved from Cortland to a temporary location in Mexico, while site selection activities for a permanent facility were progressing. The original estimate for completion of the relocation was one year; heavy spring rainfall in 1993 and the Company's reevaluation of whether to lease or purchase a facility, however, delayed the process. By the end of Fiscal 1994, the Company had essentially completed the relocation of the entire manufacturing operation from Cortland into a leased facility in Mexico.

As a result of the relocation plan, the Company absorbed $16.5 million in restructuring charges during the fiscal year ended June 30, 1993 ("Fiscal 1993"), of which approximately $3.0 million was non-cash in nature. The annual savings originally anticipated from the plan were not realized in the fiscal year ended June 30, 1994 ("Fiscal 1994"), as cost of sales continued to reflect the higher Cortland manufacturing labor costs. In Fiscal 1995, however, the relocation plan resulted in lower manufacturing costs of approximately $15.0 million annually, primarily due to lower labor costs in Mexico.

The Company also sells a portion of its products internationally. As a result, the Company's results of operations are subject to the risks of doing business abroad, including currency exchange rate fluctuations, nationalization, expropriation, limits on repatriation of funds and other risks associated with economic or political uncertainty in countries in which significant sales are made or manufacturing operations are located. See Consolidated Financial Statements and Notes thereto in this Form 10-K Annual Report for financial information regarding the Company's business operations within and outside the United States.

                           Competition

The portable and compact electronic typewriter and personal word processor business is highly competitive. Competition focuses on price, product features and product quality. The Company faces competition from various Japanese and other companies, including, among others, Brother International Corporation, which manufacture portable and compact electronic typewriters and personal word processors, some of which may have greater financial resources than the Company. It also faces competition from companies which manufacture office typewriters and word processors, though these manufacturers currently serve a somewhat
different segment of the industry than the Company.   As the
portable and compact electronic typewriter and personal word processor market has continued to mature, competition has increased. To remain competitive, the Company has been required to reduce the prices of its typewriters and personal word processors. Unless these price reductions are offset by corresponding reductions in manufacturing and other costs, the Company's results of operations will continue to be adversely affected and its ability to remain competitive severely restricted.

                 Patents, Trademarks and Licenses

The Company owns or licenses a number of patents and patent applications which are valuable to its business. The Company is the owner of a number of trademarks and U.S. and foreign registrations thereof, the most important of which is the trademark, "Smith Corona."

                            Employees

As of June 30, 1996, the Company employed approximately 1,100
people.   The Company's Singapore manufacturing workers were
represented by the United Workers of Electronic and Electrical Industries, a trade union registered under Singapore law, until the closing of the Singapore facility in November, 1995. Management considers its employee relations to be good.

                     Research and Development

The Company's expenditures for research and development activities were approximately $2.0 million, $7.2 million and $8.0 million for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Research and development expenses were concentrated primarily in improving product manufacturing, integration of products/technology to the Company's product lines and development of new products such as software architecture for personal word processors. As part of the restructuring program, research and development costs have significantly declined and are expected to continue at the lower levels in the future, being limited primarily to manufacturing support.

                          Raw Materials

The Company's products are manufactured from a wide variety of electronic components, plastics, metals, paper and other materials. The Company generally is not dependent on any one source for the materials or purchased components essential to its business and believes that such materials and components will be available from sources in adequate quantities to meet anticipated production schedules.

Item 2. Properties

The Company utilizes approximately 819,000 square feet of space, of which about 527,000 square feet is located in the United States and about 292,000 square feet is located outside the United States, primarily in Mexico. Of the total of 819,000 square feet, approximately 422,000 square feet is owned and the remaining 397,000 square feet is leased. Information with respect to the principal facilities used by the Company is set forth below:


                                               Approximate
                                               Square      Owned/
Location               Primary Use             Footage     Leased
New Canaan, CT....  Headquarters                27,000     Leased
Cortland, NY......  Warehousing/Office/Service 422,000     Owned
Toronto, Canada...  Warehousing/Sales           27,000     Leased
Tijuana, Mexico...  Manufacturing              252,000     Leased
San Diego, CA.....  Warehousing/Office          77,000     Leased
                                               805,000
All other locations.Warehousing/
                    Sales/Service               14,000     Leased

                      Total.............       819,000




Item 3. Legal Proceedings

Automatic Stay of Litigation Due to Bankruptcy

On July 5, 1995, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Upon the filing of the Company's bankruptcy petition, the provisions of the Bankruptcy Code operated as a stay of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against the Company that were or could have been commenced before the bankruptcy petition was filed. This stay is subject to certain exceptions. The Bankruptcy Court also has discretion to terminate, annul, modify or condition the stay. See "Business - Restructuring and Bankruptcy Reorganization" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Description of Legal Proceedings

For discussion of the bankruptcy proceedings of the Company, see
"Business -- Restructuring and Bankruptcy Reorganization."

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities or by private parties. At June 30, 1996 and 1995, the Company had recorded liabilities of approximately $4.2 million related to environmental matters. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not presently determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site" and, together with the Groton Site, the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. Remediation programs at the Owner/Operator Sites currently consist of round-the-clock pumping and filtering (Cortlandville) or soil venting with a soil infiltration injection system (Groton). The costs associated with the respective programs had largely been paid by the Company prior to the Petition Date. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. The Company believes it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville sites. Claims asserted by the New York Department of Environmental Conservation ("DEC") in the Company's bankruptcy proceedings for past and future costs at the Groton and Cortlandville Sites, and at eight other sites, were resolved by the Company and the State of New York on August 6, 1996 at amounts which were not material to the financial results.

The Company is involved in proceedings with the DEC and the Suffolk County Department of Health ("Suffolk DOH") regarding the clean-up of a now-closed manufacturing facility in Melville, New York (the "Melville Site"). The Company's wholly-owned subsidiary SCC LI Corp., formerly known as Histacount, was a lessee of the Melville Site beginning in June 1989, and sublessor of the Site to HC Delaware Acquisition Corp., now known as Histacount ("New Histacount"), beginning in November 1994. The Company has never been an owner, operator, or lessee of the Melville Site.

On March 9, 1995, New Histacount, in contemplation of vacating the facility, submitted to the DEC its updated closure plan (the "Closure Plan") for the Melville Site pursuant to the applicable law. The DEC approved the Closure Plan on or about July 25, 1995 and, on August 12, 1995, SCC LI Corp. terminated its lease. Accordingly, the property was vacated and all operations at the Melville Site ceased. On June 27, 1996, O'Brien & Gere Engineers, Inc. ("O'Brien & Gere") prepared a scope of work for the Melville Site that reflects agreements reached between the Company and the DEC (the "Scope of Work"). The Company has proceeded to perform the testing and work specified in the Scope of Work. Test results on soil borings and groundwater samples taken by O'Brien & Gere pursuant to the Scope of Work indicate that any contaminants are below levels that would require clean-up action under New York law.
In June 1992, the Company was served with a summons and complaint in the United States District Court for the Northern District of New York in a private contribution action, brought pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The plaintiffs in this action are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. The action, which lists the Company and fourteen other persons or entities as defendants, seeks contribution or reimbursement for response costs incurred to date, and to be incurred in the future, for the environmental remediation of a site in Cortland, New York known as the Rosen Site ("Rosen Site"). Based on the Company's records and other evidence available to it, management does not believe that the Company disposed of any hazardous substances at this site and is vigorously contesting this matter. Claims concerning the Rosen Site have been filed against the Company in the Bankruptcy Court by the United States Environmental Protection Agency, the DEC, and certain plaintiffs and defendants in the Cooper Industries action. Based on agreements previously reached with those parties, the Company expects that all claims relating to the Rosen Site will be tried together in the Bankruptcy Court or the United States District Court for the District of Delaware.

The Company sponsors and maintains two defined benefit pension plans: (i) The Smith Corona Corporation Hourly Employees' Retirement Plan and SCM Office Supplies, Inc. Salaried Employees' and Hourly Employees' Retirement Plan, as amended and restated as of December 31, 1995; and (ii) the Smith Corona Corporation Salaried Employees' Retirement Plan, as amended and restated as of January 1, 1994 (collectively, the "Defined Benefit Plans"). Employees do not contribute to the Defined Benefit Plans.

The Pension Benefit Guaranty Corporation ("PBGC") has required that the Company make estimated minimum funding contributions to the Defined Benefit Plans that management believes would cost the Company approximately $4.0 million per year over the next 6 years. The Company consequently determined that termination of the Defined Benefit Plans would be in its best interests. Exercising its business judgment, the Company on August 6, 1996, decided to discontinue future benefit accruals under the Defined Benefit Plans as of September 1, 1996 and to seek termination of the Defined Benefit Plans as of October 6, 1996. On August 7, 1996, pursuant to applicable Federal law and regulations, the Company caused a Notice of Intent to Terminate to be issued to affected parties under the Defined Benefit Plans.

On August 23, 1996, the Company filed with the Bankruptcy Court a Motion for Approval of Distress Termination of Pension Plans (the "Termination Motion"), together with supporting materials. Among other things, the Termination Motion asks the Bankruptcy Court to find that the Company meets the standards for distress termination of the Defined Benefit Plans, to approve such a termination pursuant to applicable statutes and regulations, and to determine the PBGC's claims, if any, arising from such a termination.

The PBGC has stated that it opposes distress termination of the Defined Benefit Plans. On September 5, 1996, the PBGC filed in the Bankruptcy Court claims for minimum funding contributions and for unfunded benefit liabilities. The PBGC has stated that its claims against the Company and its subsidiaries upon termination of the Defined Benefit Plans would total approximately $26.0 million. On or about September 6, 1996, the PBGC moved to withdraw the reference of the Termination Motion and related issues from the Bankruptcy Court, and to have such issues decided by the United States District Court for the District of Delaware. The Company, joined by the Official Committee of Unsecured Creditors, has opposed the PBGC's motion. Notwithstanding the pendency of the PBGC's motion, the Company, the PBGC, and the Official Committee of Unsecured Creditors have agreed to conduct discovery relating to the Termination Motion on an expedited basis.

Management believes that, if resolved adversely to the Company, issues relating to termination of the Defined Benefit Plan would have a material adverse effect on the Company's ability to reorganize.

The Company is also a defendant or plaintiff in various other legal actions which have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                             PART II

Item 5. Market for Registrant's Common Equity and Related
       Stockholder Matters

There is currently no established public trading market for the Company's Common Stock. On May 30, 1996, the New York Stock Exchange (the "NYSE") announced that trading in the Common Stock of the Company under the ticker symbol SCO would be suspended immediately. The NYSE announcement also indicated that following the suspension of trading in the Common Stock of the Company, application would be made to the Securities and Exchange Commission to delist the issue. The NYSE made such application on July 23, 1996, which application was granted, and the Common Stock was struck from listing and registration on the NYSE on August 6, 1996.
The following table sets forth the range of high and low sale prices of the Company's Common Stock on the NYSE during the two most recent fiscal years prior to such delisting.

                                 Fiscal 1996        Fiscal 1995

                                   High   Low       High   Low
First quarter. . . . . . . . . . .$1.50  $ .44     $4.88  $4.13
Second quarter . . . . . . . . . .$ .69  $ .02     $4.63  $2.38
Third quarter. . . . . . . . . . .$ .69  $ .05     $3.88  $2.50
Fourth quarter (through
 May 30, 1996)(1). . . . . . . . .$ .44  $ .31     $2.88  $1.38


(1) The Common Stock was suspended from trading on the New York Stock Exchange on May 30, 1996. Therefore, the high and low sale prices for the fourth quarter of Fiscal 1996 represents April 1, 1996 through May 30, 1996. The high and low bid prices for the remainder of the fourth quarter of Fiscal 1996 were $.06 and $.03, respectively, as reported by the National Quotation Bureau, Inc. (the "NQB"). The bid prices obtained from the NQB represent prices between dealers which do not include retail markup, markdown or commission and as such may not represent actual transactions (the "NQB Price").

As of August 2, 1996, there were approximately 1,041 holders of record of the Common Stock.

The name and address of the Transfer Agent and Registrar for the Company is ChaseMellon Shareholder Services, 85 Challenger Road,
Overpeck Center, Ridgefield Park, NJ 07660.

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

The calculation of the aggregate market value of voting stock shown on the cover of this Form 10-K Annual Report was based on the average bid price of $.06 and asked price of $.08 of the Common Stock on September 4, 1996 as reported by the NQB. Such prices reflect the NQB Price and may not necessarily reflect actual transactions. Additionally, the number of shares of Common Stock held by non-affiliates used in determining the aggregate market value of voting stock shown on the cover of this Form 10-K Annual Report was made on the assumption that there were no affiliates other than the executive officers and directors of the Company and Hanson.

The POR cancels all Common Stock of the Company and provides shareholders with warrants to purchase one share of common stock in the reorganized company for each ten shares of Common Stock of the Company. See "Business - Restructuring and Bankruptcy
Reorganization."

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






                    SELECTED FIVE-YEAR FINANCIAL DATA


(Dollars in thousands,                 For the year ended June 30,
 except per share amounts)    1996       1995(1)    1994(1)   1993(1)   1992 (1)
Net sales                 $112,548     $196,309    $261,306 $236,846    $300,023
Gross margin                 9,193       15,350      56,979   57,491      85,166
Operating income (loss)(2)$ (8,576)    $(46,766)    $ 8,422 $(15,348)   $ 29,968
Income (loss) from
 continuing operations    $(11,122)    $(62,245)     $5,094 $(10,244)    $19,405
Discontinued operations
 (net of income taxes):
  Income from discontinued
   operations                    -          671       2,233    1,222       2,678
  Gain(loss) on disposal
    of discontinued
    operations                   -        9,127      (2,200)       -           -
Net income (loss)         $(11,122)    $(52,447)   $  5,127  $(9,022)    $22,083
Earnings per common
 share (3) -
  Income (loss) from
   continuing operations  $   (.37)    $  (2.05)   $    .17  $  (.34)    $   .64
  Discontinued operations:
   Income from discontinued
    operations                   -          .02         .07      .04         .09
   Gain(loss) on disposal
    of discontinued
    operations                   -          .30        (.07)       -           -
Net income (loss)
 per share                $   (.37)    $  (1.73)   $    .17  $  (.30)    $   .73

Working capital           $ 54,117     $ 27,116    $ 89,469  $97,375     $92,029
Total assets                83,872      136,066     193,688  190,616     182,532
Bank loans                       -       17,400      20,002   18,669       9,899
Stockholders' equity         9,128       20,250      75,722   76,645      91,717
Cash dividends declared
  per common share        $      -     $    .10     $   .20  $   .20      $  .20


(1) Amounts have been reclassified, where applicable, to reflect the discontinued operations of SCM Office Supplies, Inc. and Histacount.
(2) Includes $19.5 million restructuring income in 1996, a $14.9 million provision in 1995 and a $16.5 million provision in 1993 for restructuring costs.
(3) Based on 30,250,000 shares of common stock outstanding.







Item 7. Management's Discussion and Analysis of Results of
Operations and Financial Condition

With the Company experiencing sales declines and operating losses, having extended payments to trade vendors, and needing additional financing to meet operating requirements and fund the Restructuring, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on July 5, 1995. Prior to August 18, 1995, the bankruptcy proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (formerly Histacount Corporation) and Hulse Manufacturing Company, all wholly-owned Nonoperating Subsidiaries of the Company, filed Chapter 11 petitions (see Note 1 to the consolidated financial statements contained in this Form
10-K Annual Report).

Since July 5, 1995, the Company has confined expenditures to those manufacturing and operating costs that are necessary to preserve and maintain going-concern value. In light of its financial condition, the Company has also implemented and continues to implement a planned reduction in its workforce and a consolidation of its manufacturing and distribution operations. Additionally, as part of a major restructuring plan announced by the Company on May 8, 1995, the Company has relocated its typewriter manufacturing operations to its Mexico facility from facilities in Singapore and Batam Island, Indonesia.

On July 5, 1994 and November 4, 1994, the Company sold substantially all the assets and liabilities of SCM Office Supplies, Inc. and Histacount Corporation, respectively (see Note 11 to the Consolidated financial statements included in this Form 10-K Annual Report). Accordingly, the consolidated statements of operations reflect their operating results and gain or loss on disposals as discontinued operations and the consolidated balance sheets segregates the net assets and liabilities of discontinued operations. The following discussion of results of operations and financial condition is presented for continuing operations only and should be read in conjunction with the consolidated financial statements and notes thereto, contained in this Form 10-K Annual Report.

The forward-looking comments in this Management's Discussion and Analysis of Results of Operations and Financial Condition are estimates by the Company's management of future performance and are subject to a variety of risks and uncertainties that could cause actual results to differ from management's current expectations.






                Fiscal 1996 Compared to Fiscal 1995

                       Results of Operations

Net sales of $112.5 million in Fiscal 1996 declined 42.7 percent from Fiscal 1995's net sales of $196.3, primarily due to lower volumes. Both domestically and internationally, typewriters and personal word processor volumes are sharply lower than a year ago as a result of the continued decline in the market and the Company's share of that market. New product net sales for the year were $7.5 million as compared with $11.8 million for last year.

For the year ended June 30, 1996, gross margin as a percentage of net sales increased to 8.2 percent as compared with 7.8 percent in Fiscal 1995. Included in Fiscal 1996 and Fiscal 1995 cost of sales are writedowns of property, plant and equipment of $.9 million and $4.6 million, respectively. Additionally, Fiscal 1996 and Fiscal 1995 cost of sales includes writedowns of inventories of $4.3 million and $8.1 million, respectively.

Selling, administrative and research expenses for the year ended June 30, 1996 decreased $20.8 million from the prior year and was
24.7 percent of net sales in both Fiscal 1996 and Fiscal 1995.
This decrease in expenses was primarily due to lower advertising expenses and an overall reduction in salaries as a result of the Fiscal 1995 Restructuring. In Fiscal 1996 during the bankruptcy proceedings, professional fees were charged to reorganization costs in the consolidated statements of operations. Additionally, costs associated with the restructuring action of approximately $1.6 million, primarily related to the shut-down of Singapore operations, are included in selling, administrative and research expenses as they do not qualify as restructuring costs.

The Company recorded reorganization costs for its bankruptcy proceedings totaling $10.3 million in Fiscal 1996. These charges primarily includes professional fees attributable to the bankruptcy proceedings of the Company which were partially offset by $.3 million of interest income earned on domestic cash balances. There were no such items in Fiscal 1995.

Restructuring income primarily represents a gain on the sale of the Singapore facility and underlying land lease of approximately $17.8 million and a pension curtailment gain of approximately $1.5 million.

In October 1995, the Company completed a transaction to purchase a building previously used as warehousing space located in Cortland, New York and to concurrently sell the building and land on which the building is located to a third party purchaser. The net proceeds of approximately $1.4 million were used to pay down the bank loan. This sale resulted in a Fiscal 1996 gain of approximately $1.3 million included in other income. Additionally, other income includes a gain of approximately $.7 million from an insurance settlement, offset by charges of approximately $1.5 million for the estimated loss on liquidation of the Company's wholly-owned subsidiary in Australia and the write-off of goodwill.

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995. Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company has recorded in other income an estimated loss on liquidation of approximately $.4 million and $.3 million in the first and third quarters, respectively, of Fiscal 1996. The Company has established a distributor relationship and is currently exploring other potential distributor relationships in the Australian market for the purpose of maintaining its distribution capacity.

The Company repaid the funded portion of its bank loans in January 1996. Other obligations remain outstanding under the Debtor-In-Possession Credit Agreement (as hereinafter defined) or the Amended and Restated Credit Agreement including reimbursement obligations under letters of credit and certain indemnification obligations. Interest earned on domestic cash balances is included in reorganization costs while interest earned on international cash balances is included in interest expense in the statement of operations.

The provision for income taxes for Fiscal 1996 relates principally to valuation allowances set up for the Company's remaining deferred tax assets due to uncertainty over future operations.

                        Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash balances, cash flows generated from operations and borrowing under its Debtor-In-Possession Credit Agreement.

The bankruptcy proceedings restrict the Company's ability to provide direct financial support outside of the normal course of business to its international subsidiaries without the approval of the Bankruptcy Court. Furthermore, certain actions, including actions outside of the normal course of business, must be approved by the Bankruptcy Court.

On July 10, 1995, the Company entered into a Debtor-In-Possession
 Credit Agreement (the "Debtor-In-Possession Credit Agreement") with two banks (the "Lenders") which was approved by the Bankruptcy Court on August 2, 1995. Proceeds from the Debtor-In-Possession Credit Agreement were used to pay off amounts outstanding under the Amended and Restated Credit Agreement dated April 7, 1995 under which the Company was, as of June 30, 1995, in technical default. The Debtor-
In-Possession Credit Agreement, as amended, provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24.0 million through the June 30, 1996 termination date. The Debtor-In-Possession Credit Agreement provides for a security interest in substantially all of the Company's assets. On July 10, 1996, the Company and its lenders amended and extended the Debtor-In-Possession Credit Agreement whereby the June 30, 1996 termination date was extended to the earlier of Confirmation or September 30, 1996, and the bank commitment was reduced to $10.0 million. The lenders have retained the right to terminate the loans under the Debtor-In-Possession Credit Agreement with 60 days' notice at their sole discretion.
The Debtor-In-Possession Credit Agreement provides certain restrictive covenants for which management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Chapter 11 proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary. In January 1996, the Company repaid the funded portion of its bank loans. Other obligations remain outstanding under the Debtor-In-Possession Credit Agreement or the Amended and Restated Credit Agreement including reimbursement obligations under letters of credit and certain indemnification obligations.

The Company is currently in discussion with its lenders to extend the Debtor-In-Possession Credit Agreement through confirmation of the POR. As part of the POR, the Company will attempt to secure a line of credit of approximately $10.0 million. The Company is currently in discussions with lenders to secure such financing.

Due to the bankruptcy proceedings, substantially all claims against the Company, prior to July 5, 1995, (and prior to August 18, 1995 for the three Nonoperating Subsidiaries added to the proceedings) are subject to the automatic stay provisions under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession. Pre-petition claims may arise from the determination by the Bankruptcy Court of allowed claims for contingent liabilities and other disputed amounts.

At the Company's request, the Bankruptcy Court established a bar date of October 31, 1995 for pre-petition claims against the Company. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy proceedings. The Company has given notice to all known actual or potential claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. The Company will reconcile claims that differ from the Company's records, and any differences that cannot be resolved by negotiated agreement between the Company and the claimant will be resolved by the Bankruptcy Court. Accordingly, allowed claims may arise which are not currently reflected in the Company's financial statements and recorded claims are subject to change. The ultimate amount of and settlement terms for such liabilities are subject to the POR which is subject to confirmation by the Bankruptcy Court and, accordingly, are not presently determinable. The claims reconciliation process is ongoing and during Fiscal 1996 did not result in any material adjustments to the Company's financial records.

During Fiscal 1996, the Company has had discussions with various third party investors about investment in the Company, none of which has resulted in a transaction being consummated. The POR does not contemplate any third party investment.

The Company's Disclosure Statement in connection with the POR was mailed to eligible creditors on September 16, 1996. Other dates approved by the Bankruptcy Court for the Company's events are:
October 18, 1996, administrative claims bar date for claims that occurred on or before September 16, 1996; October 18, 1996 (4:30 P.M., Prevailing Eastern Time), deadline for receipt of all ballots; October 31, 1996, confirmation hearing in Wilmington, Delaware.

The POR is subject to Bankruptcy Court approval. Under the POR, the Company intends to satisfy all allowed general unsecured claims through the distribution of cash of approximately $10.8 million and 85% of the reorganized company's common stock to holders of such claims. The Company intends to satisfy all allowed claims senior to allowed general unsecured claims by the payment in full in cash or notes (as provided for by the Bankruptcy Code) or the assumption of all such claims. In addition, allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) shall receive payment in cash in an amount equal to 60% of the amount of such claim. Finally, the POR cancels all Common Stock of the Company and provides shareholders with warrants to purchase one share of common stock in the reorganized company for each ten shares of Common Stock of the Company.

Under the POR, the reorganized company would significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing may, over time, include entering into strategic alliances with third parties to provide products or services. In that respect, the reorganized company would focus its efforts on forging alliances with foreign companies having technologically advanced office products but which presently do not have a substantial United States market share or market presence and are intent on building or increasing market share by selling their products under the well known "Smith Corona" name. The reorganized company intends to rely on its existing distribution network to become a leading vendor of technologically advanced office products manufactured abroad. Further, the reorganized company intends to continue to focus on its core business of manufacturing and distributing its current product line of typewriters and personal word processors to satisfy continuing worldwide demand for these products.

On an operational level, initially the reorganized company will continue its business on a global basis with manufacturing operations in Mexico and sales and marketing operations in the United States and certain international markets. The reorganized company's Mexico facility also plans to provide contract manufacturing services to OEMs on a cost plus basis thereby providing a contribution towards manufacturing overhead expenses. Ideally, prospective OEMs may also form the basis for new product strategic alliances.

During Fiscal 1996, the Company's operating activities provided $15.9 million of cash, primarily the result of a decrease in inventories and accounts receivable partially offset by a decrease in trade payables and accrued liabilities. The reduction in inventories of $35.0 million reflects the Company's continued focus on controlling inventory levels. Accounts receivable declined $20.5 million and is attributable to the reduction in sales levels. Trade payables and accrued liabilities decreased $22.1 million, primarily as a result of the wind-down of Singapore operations, including related severance payments.

As part of its ongoing reorganization efforts under the bankruptcy proceedings, on August 7, 1996, the Company issued a notice of intent to terminate its defined benefit pension plans. As of September 1, 1996 no future benefits for plan participants will be earned, and, if the required approvals are obtained, such plans would then terminate on October 6, 1996. The termination will result in a first quarter curtailment gain of approximately $3.4 million. The Company estimates that termination of the defined benefit pension plans will save approximately $4.0 million annually in minimum funding cash contributions. See "Legal Proceedings -- Description of Legal Proceedings" for a discussion of certain matters relating to the PBGC.

The PBGC has stated that it opposes distress termination of the Defined Benefit Plans. On September 5, 1996, the PBGC filed in the Bankruptcy Court claims for minimum funding contributions and for unfunded benefit liabilities. The PBGC has stated that its claims against the Company and its subsidiaries upon termination of the Defined Benefit Plans would total approximately $26.0 million. On or about September 6, 1996, the PBGC moved to withdraw the reference of the Termination Motion and related issues from the Bankruptcy Court, and to have such issues decided by the United States District Court for the District of Delaware. The Company, joined by the Official Committee of Unsecured Creditors, has opposed the PBGC's motion. Notwithstanding the pendency of the PBGC's motion, the Company, the PBGC, and the Official Committee of Unsecured Creditors have agreed to conduct discovery relating to the Termination Motion on an expedited basis.

The Company had no material commitments for capital expenditures at June 30, 1996. Under the provisions of the Debtor-In-Possession
 Credit Agreement, the Company was restricted to $.5 million of capital expenditures in each six month period ended December 31, 1995 and June 30, 1996.

In Fiscal 1996 there were no dividends paid. A quarterly cash dividend of $1.5 million ($.05 per share) was paid in the first and second quarters of Fiscal 1995.

From time to time the Company enters into foreign exchange contracts to reduce its exposure to foreign currency rate changes. As of June 30, 1996 and for the year then ended, no contracts were in place.

While the Company believes it has adequate cash and financing to operate in bankruptcy for a reasonable period of time, its ability to successfully continue operations is dependent upon, among other things, confirmation of the POR that will enable the Company to emerge from bankruptcy proceedings, obtaining adequate post-confirmation financing to fund working capital requirements and generating sufficient cash from future operations to meet obligations. There can be no assurances that any or all of the above noted actions will be accomplished.


                Fiscal 1995 Compared to Fiscal 1994

                       Results of Operations

Net sales declined 24.9 percent to $196.3 million in Fiscal 1995 compared to Fiscal 1994. Approximately 76.0 percent of the decrease related to lower volumes with the balance related to pricing reductions. Typewriters and personal word processors volumes were sharply lower than a year ago, both domestically and internationally, as a result of a continuing difficult competitive environment. The Company believes that the market for typewriters and personal word processors was declining along with its share of that market. New product net sales for the year were $11.8 million as compared with $7.6 million for last year.

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

On May 8, 1995 the Company announced a major Restructuring pursuant to which the Company's typewriter manufacturing would be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action resulted in the termination of approximately 1,300 workers in Singapore and Batam Island.
Original expectations were to replace these workers with approximately 600 workers in Mexico. However, due to lower than expected volumes, fewer replacement workers were hired. This action was expected to save approximately $10.0 million pretax annually primarily through lower labor costs as well as the greater utilization of the Mexico facility. The Company expected to cease production in Singapore and Batam Island by mid-November 1995, thereafter relocating equipment to Mexico where typewriter manufacturing was expected to commence in the third quarter of Fiscal 1996. The Company placed its Singapore facility and underlying land lease up for sale. The Batam Island facility lease expired December 26, 1995.

In addition to the consolidation of typewriter manufacturing into Mexico, the Company also eliminated approximately 180 support positions which related to support staff within research and development, finance, service, distribution, selling and marketing areas in the Company's Cortland, New York and New Canaan, Connecticut locations. Approximately $10.0 million in additional annual pretax savings were expected from elimination of these support positions. These reductions were completed by the end of the first quarter of Fiscal 1996. As a result of these actions, the Company recorded a pretax charge of approximately $14.9 million in the fourth quarter of Fiscal 1995, of which approximately $1.9 million represented primarily non-cash machinery and equipment asset write-offs, and the remainder related to employee severance. Additionally, certain costs, primarily related to the shutdown of Singapore operations of approximately $1.6 million of pretax costs (originally estimated to be approximately $6.0 million pretax), were recognized as charges to operations as incurred during Fiscal 1996 as they do not qualify as restructuring costs. As a consequence of this restructuring action, severance costs of approximately $1.3 million associated with the Fiscal 1993 restructuring charge were not incurred and accordingly, reflected as a reduction of Fiscal 1995 restructuring costs.

The Company recorded a fourth quarter Fiscal 1995 charge to income tax expense representing establishment of valuation allowances against substantially all of its domestic deferred income tax assets. The valuation allowance reflected the Company's assessment that the bankruptcy proceedings and the short-term outlook resulted in an impairment to the realization of such deferred income tax assets.






                        Financial Condition

During Fiscal 1995, the Company's operating activities used $16.7 million of cash, primarily the result of the losses from operations. Accounts Receivable decreased $10.6 million primarily related to lower fourth quarter sales. The reduction in inventories of $8.4 million reflected the Company's writedowns of inventory due to obsolescence and continued focus on controlling inventory levels. Accrued liabilities increased approximately $8.5 million primarily due to the recording of the May 1995 restructuring charge partially offset by certain payouts thereon and adjustment of the Fiscal 1993 restructuring charge. At June 30, 1995, bank loans had been reduced to $17.4 million from $20.0 million at June 30, 1994. Proceeds from the sale of discontinued operations of $27.5 million were used to pay down bank loans and payment of accounts payable.

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

From time to time the Company entered into foreign exchange contracts to reduce its exposure to foreign currency rate changes. As of June 30, 1995, no contracts were outstanding.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements in this Form 10-K Annual
Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.





                             PART III

Item 10. Directors and Executive Officers of the Registrant

The officers of the Company are elected by and serve at the pleasure of the Board of Directors. The directors and executive officers of the Company and their respective positions, ages at September 14, 1996 and backgrounds are as follows:

Name                           Position                         Age
Robert Van Buren............ Chairman of the Board and           71
                             Director
Ronald F. Stengel........... President, Chief Executive
                             Officer and Director                48
John A. Piontkowski ........ Senior Vice President, Chief
                             Financial Officer and Assistant
                             Secretary                           42
Thomas A. Cawley............ Vice President/Administration
                             and Director                        40
Michael W. Chernago......... Vice President/Operations           50
Eric J. Cleveland............Vice President/West Coast
                             Operations                          55
John A. Cutrone, Jr......... Senior Vice President/Marketing
                             and Sales                           42
Jerry L. Diener ............ Senior Vice President/Sales         60
George H. Hempstead, III.... Director                            52
Robert J. Kammerer ......... Director                            59
John E. Lushefski .......... Director                            40
Gary J. Lynch............... Vice President/Treasurer            46
James B. McCormick.......... Vice President/Supplies
                             Division                            62
Alfred N. Scallon .......... Vice President/International
                             Operations                          45
Craig C. Sergeant .......... Director                            50
David P. Verostko........... Vice President/Human Resources      53
Richard R. West ............ Director                            58
Martin D. Wilson............ Vice President/Controller           36


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

Mr. Piontkowski was named Senior Vice President and Chief Financial Officer of the Company on June 21, 1995. From June 21, 1995 to May 15, 1996, he also held the office of Treasurer. He has served as an Assistant Secretary of the Company since July 1, 1993. Mr. Piontkowski served as Vice President/Finance and Controller from March 28, 1995 to June 21, 1995 and as Vice President/ Controller of the Company from July 1, 1993 to March 28, 1995. Mr. Piontkowski served as Director of Accounting and Financial Reporting of the Company from December 1991 to July 1, 1993. Prior to joining the Company, Mr. Piontkowski was Chief Financial Officer of Pyramid Management Group, a shopping mall management company, from 1989 through 1991, and was Senior Vice President and Chief Financial Officer of Addis & Dey's, a department store, prior to that time.

Mr. Cawley was named Vice President/Administration on July 26, 1995. He has served as a Director of the Company since July 1, 1995. Mr. Cawley has been Vice President and Secretary of R.F. Stengel & Co., Inc. since 1985. Founded in 1985, the principal focus of R.F. Stengel & Co., Inc. is interim crisis management and turnaround consulting services.

Mr. Chernago was named Vice President/Operations on January 26, 1996. From July, 1994 to January 26, 1996, Mr. Chernago served as Vice President Product Assurance and Vice President/Operations of the Company. Mr. Chernago served as Director, Manufacturing Engineering from September 1989 to July 1994. Mr. Chernago has held various other positions within the Company since 1977.

Mr. Cleveland was named Vice President/West Coast Operations on January 26, 1996. From August 1, 1992 to January 26, 1996, Mr. Cleveland served as Vice President/Operations of Smith Corona de Mexico, a wholly-owned subsidiary of the Company. From February 1, 1986 to July 30, 1992, Mr. Cleveland served as Director of Operations of the Company. Mr. Cleveland has held various other positions within the Company since 1964.

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

Mr. Diener has served as Senior Vice President/Sales since January 1, 1992. He served as Vice President/Sales of the Company and its predecessor, SCM/Consumer Products, from 1978 to January 1, 1992, and as Secretary of Smith Corona International, LTD, a wholly-owned subsidiary of the Company since July 25, 1989.

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

Mr. Lynch has served as Vice President/Treasurer of the Company since May 15, 1996. From April 16, 1995 to May 15, 1996, Mr. Lynch served as Director of Treasury Services. Mr. Lynch served as Director of Budgets and Financial Analysis from April 1987 to April 16, 1995. Mr. Lynch has held various other positions within the Company since 1978.

Mr. McCormick has served as Vice President/Supplies Division since June 12, 1995. From May 1993 to May 16, 1995, Mr. McCormick served as Vice President of Imaging Supplies and Printers. Mr. McCormick served as Director, Supplies and Accessories Marketing from June 1985 to May 1993. Mr. McCormick has held various other positions within the Company since 1959.

Mr. Scallon has served as Vice President/International Operations of the Company since 1987. Prior to that time, he served as Director of Private Brand Sales of the Company for three years.

Mr. Sergeant has served as Group Vice President of Hanson Industries for various consumer, building and industrial products divisions since 1984. Prior to that time, commencing in 1974, Mr. Sergeant was Vice President and Chief Financial Officer of Seacoast Products, Inc., formerly a subsidiary of Hanson Industries. He has also served as an Associate Director of Hanson since 1990. Mr. Sergeant has been a director of the Company since June, 1989.

Mr. Verostko was named Vice President/Human Resources of the Company on January 1, 1992. He served as Corporate Director/Human Resources from September 1, 1990 to January 1, 1992. Mr. Verostko was Director, Employee Relations from October, 1983 to September, 1990.

Mr. West is Dean Emeritus of the Leonard N. Stern School of Business at New York University. He was the School's Dean from 1984 until 1993. Mr. West previously was the Nathaniel Leverone Professor of Management at Dartmouth's Amos Tuck School of Business Administration, where he also served as Dean for seven years. He also serves as director of Alexander's, Inc., Vornado Realty Trust, Bowne & Co., Inc. and various registered investment companies managed by Merrill Lynch Asset Management, Inc. and Hotchkiss & Wiley. Mr. West has been a director of the Company since August 1989.

Mr. Wilson was named Vice President/Controller of the Company on May 15, 1996. Prior to that time, he served as Controller from July 26, 1995 to May 15, 1996, Assistant Controller from April 16, 1995 to July 26, 1995, and as Director/Accounting and Financial Reporting from January 3, 1994 to April 16, 1995. Prior to joining the Company, he served as Financial Reporting Manager for Fisher-Price
 Inc., an international manufacturer, marketer and distributor of infant and preschool toys and juvenile products, from November 1991 through December 1993, and as Corporate Accounting Manager for Sullivan Graphics, Inc., a printing company, from September 1989 to November 1991.

It is expected that, following the effective date of the Company's POR, all the executive officers listed above, with the exception of Ronald F. Stengel, current President, Chief Executive Officer and Director, and Thomas A. Cawley, current Vice President/Administration and Director, will retain their positions with the reorganized company.

The Company is currently in the process of conducting an executive search to locate a new President and Chief Executive Officer. Ronald F. Stengel will remain President and Chief Executive Officer of the reorganized company until a qualified applicant is found and appointed. The Company is also currently in the process of conducting an executive search for a qualified executive to become Vice President, Marketing, a newly-created position.

On or before the confirmation date of the Company's POR, the Official Committee of Unsecured Creditors in the Company's Chapter 11 case, with the approval of the Company, will have named a new slate of directors who will become directors of the reorganized company on the effective date of the Company's POR.
      Section 16(a) Beneficial Ownership Reporting Compliance

Gary J. Lynch, who was appointed Vice President/Treasurer on May 15, 1996, filed Form 3 -- Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on August 2, 1996 which was 69 days past the required filing time frame.

           Certain Committees of the Board of Directors

The directors comprising the Company's Audit Committee are Messrs. Kammerer, Van Buren and West. The directors comprising the
Company's Compensation and Benefits Committee are Messrs.
Hempstead, Kammerer, West and Sergeant. The directors comprising the Company's Nominating Committee are Messrs. Kammerer, Van Buren and West.






Item 11. Executive Compensation

 Set forth below is information concerning compensation of the chief executive officer and the other four most highly compensated executive officers of the Company during Fiscal 1996.



                                                   Annual Compensation                      Long-Term Compensation
                                                                             Awards  Payouts
                                                   Other                 Securities                   All
                        Fiscal                     Annual   Restricted   Underlying     LTIP        Other
                          Year                     Compen-    Stock   Options/SAR's     Pay-       Compen-
Name and                Ending Salary(3)   Bonus sation(8)    Awards         (9)    outs(10)       sation
Principal Position     June 30     ($)      ($)     ($)         ($)         (#)        ($)          ($)
Ronald F. Stengel(1)      1996   $ - (4)       -         -           0            -        0         -
Chief Executive           1995     -           -         -           0            -        0         -
Officer and               1994     -           -         -           0            -        0         -
President

Thomas A. Cawleye(2)      1996     - (4)       -         -           0            -        0         -
Chairman and Chief        1995     -           -         -           0            -        0         -
Executive Officer         1994     -           -         -           0            -        0         -

John A. Piontkowski       1996   201,962  75,375    22,042           0            -        0  53,322(11,13,
Senior Vice President,                       (5)                                                        14)
Chief Financial Officer   1995   127,000       -         -           0       20,000        0  21,547(12,14)
and Assistant Secretary   1994   117,000  52,650    56,453           0       24,000        0 102,199
                                             (7)

Eric J. Cleveland         1996   129,792  97,857    31,068           0            -        0  36,589(11,15,
Vice President -                           (5,6)                                                        16)
Operations                1995   108,525       -    18,338           0       15,000        0  22,426(12,15,
                                                                                                        17)
                          1994   103,750  40,163    12,970           0        7,000        0  28,894
                                             (7)

John A. Cutrone, Jr.      1996   149,856  50,900         -           0            -        0   5,901   (11)
Senior Vice President     1995   134,500       -         -           0       25,000        0   5,640   (12)
Sales and Marketing       1994   130,688  40,625    24,134           0       13,000        0  38,772



(1) Pursuant to a retention agreement between R. F. Stengel &
    Co., Inc. ("RFS") and the Company ("the "Retention
    Agreement"), Mr. Stengel, President of RFS, was elected
    Chief Executive Officer and President on July 1, 1995.

(2) Pursuant to the Retention Agreement, Mr. Cawley, Vice
    President of RFS, was elected a Director of the Company on July 1, 1995, and named Vice President -
    Administration on July 26, 1995.

(3) Amounts shown include compensation deferred under the Company's Retirement Savings and Investment Plan
    ("RSIP").

(4) Pursuant to the Retention Agreement and pursuant to Bankruptcy Court approval, the Company has retained RFS to provide interim management services to the Company. Fees for these services are billed by and paid to RFS. Mr. Stengel's daily rate is $2,500 and Mr. Cawley's daily rate is $1,700.

(5) Amounts shown include the bonus earned by the executive officers under the Company's Incentive Compensation
    Program (as hereinafter defined) in Fiscal 1996.  Mr.
    Piontkowski, Mr. Cleveland and Mr. Cutrone received
    $75,375, $17,164, and $50,900, respectively, under the
    Program.

(6) Includes amount paid under an Employment Agreement for Mr. Cleveland of $80,693. See "--Employment Agreements" below.

(7) Amounts shown indicate the annual bonus earned by the executive officers under the Company Bonus Plan (as hereinafter defined) in Fiscal 1994. The Company pays such bonus amounts to the executive officers in the subsequent fiscal year.

(8) Amounts shown with respect to Mr. Piontkowski for Fiscal 1996 and Fiscal 1994, Mr. Cleveland for Fiscal 1996, Fiscal 1995 and Fiscal 1994, and Mr. Cutrone for Fiscal 1994, represent amounts reimbursed during the fiscal year for the payment of taxes.

(9) The Company does not grant Stock Appreciation Rights
    ("SAR's").

(10)The Company has no long-term incentive plans.
(11)For Fiscal 1996, includes matching contributions by the Company under the RSIP for Messrs. Piontkowski, Cleveland, and Cutrone of $6,029, $2,551, and $5,558, respectively. Includes net term life insurance premium payments by the Company for Messrs. Piontkowski, Cleveland and Cutrone of $47, $0, and $343, respectively.

(12)For Fiscal 1995, includes matching contributions by the Company under the RSIP for Messrs. Piontkowski, Cleveland and Cutrone of $4,755, $3,929, and $5,254, respectively. Includes net term life insurance premium payments by the Company for Messrs. Piontkowski, Cleveland, and Cutrone of $47, $44, and $386, respectively.

(13)Includes amounts paid for housing expenses for Mr.
    Piontkowski of $30,501.

(14)Includes amount paid for mortgage assistance for Mr.
    Piontkowski of $16,745.

(15)Includes amounts paid for housing allowance for Mr.
    Cleveland of $14,400.

(16)Includes amounts paid for relocation expenses and allowances for Mr. Cleveland of $10,496 and $9,142, respectively.

(17)Includes amounts paid for relocation expenses for Mr.
    Cleveland of $4,053.


The Company did not grant any stock options during Fiscal 1996.

    The following table sets forth certain information about outstanding stock options, under the Company's 1990 Stock Option Plan, as amended (the "Stock Option Plan"), held by the five executive officers named in the Summary Compensation Table pursuant to the Stock Option Plan. No stock options have been exercised under the Plan.





               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                   Value of
                                                                   Unexercised
                       Shares               Number of Securities   In-the-Money
                       Acquired            Underlying Unexercised   Options at
                       on Exer-   Value      Options at Fiscal     Fiscal Year-
                       cise      Realized       Year-End(1)        End(1),(5)
     Name                (#)       ($)               (#)               ($)


                                                        Unexer-
                                           Exercisable  cisable
   Ronald F. Stengel      --       --            0            0        --
   Thomas A. Cawley       --       --            0            0        --
   John A. Piontkowski    --    15,000(2)                44,000        --
   Eric J. Cleveland      --       --       33,000 (3)   22,000        --
   John A. Cutrone, Jr.   --       --       10,000 (4)   38,000        --

(1)     The Company does not grant SAR's.

(2)     The options became exercisable on:
             February 18, 1995 at an exercise price of $9.25 per share
             (5,000)
             November 17, 1995 at an exercise price of $6.50 per share (10,000).

(3)     The options became exercisable on:
             January 22, 1993 at an exercise price of $12.50 per share
             (6,000)
             November 13, 1993 at an exercise price of $6.00 per share
             (6,000)
             November 19, 1994 at an exercise price of $6.875 per share
             (6,000)
             November 17, 1995 at an exercise price of $6.50 per share (15,000).

(4)     The options became exercisable on:
             May 24, 1996 at an exercise price of $4.875 per share (10,000).

(5)     Under the POR all of the Common Stock will be canceled.

        The table below illustrates the estimated annual benefits upon retirement under the Smith Corona Corporation Salaried Employees'
Retirement Plan (the "Pension Plan") to persons in the specified compensation and years-of-service classifications.


                            PENSION PLAN TABLE

                            Years of Service
Remuneration             15        20       25       30       35

$125,000               $24,380   $32,510  $40,640  $48,760  $48,760
$150,000               $30,010   $40,010  $50,010  $60,010  $60,010
$175,000               $30,010   $40,010  $50,010  $60,010  $60,010
$200,000               $30,010   $40,010  $50,010  $60,010  $60,010
$225,000               $30,010   $40,010  $50,010  $60,010  $60,010
$250,000               $30,010   $40,010  $50,010  $60,010  $60,010
$300,000               $30,010   $40,010  $50,010  $60,010  $60,010
$350,000               $30,010   $40,010  $50,010  $60,010  $60,010
$400,000               $30,010   $40,010  $50,010  $60,010  $60,010
$450,000               $30,010   $40,010  $50,010  $60,010  $60,010
$500,000               $30,010   $40,010  $50,010  $60,010  $60,010


        On August 6, 1996, the Board of Directors of the Company resolved to discontinue benefit accruals under the Pension Plan as of September 1, 1996 and filed for distress termination to be effective as of October 6, 1996, subject to necessary legal approvals. When the Pension Plan termination is finally approved, the maximum retirement benefit payment under the PBGC guidelines would be $31,705 annually.

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

        The total compensation set forth in the table above is, in general, compensation covered by the Pension Plan for those respective individuals. Messrs. Stengel and Cawley did not participate in the Pension Plan. As of June 30, 1996, Messrs. Piontkowski, Cleveland and Cutrone, had 5, 32, and 3 years of credited service under the Pension Plan, respectively, for purposes of calculating annual retirement benefits under the Pension Plan.

        Summarized below are estimated accrued benefits under the Pension Plan as of June 30, 1996 for the three executive officers named in the Summary Compensation Table.

        John A. Piontkowski                $ 7,410
        Eric J. Cleveland                  $51,350
        John A. Cutrone, Jr.               $ 5,630

        These benefits represent the annual benefit payable at normal retirement age. Unlike the pension plan table, these benefits include the grandfathered portion of the benefit attributable to the prior pay cap. The Company has decided to use the transitional method under the Omnibus Budget Reconciliation Act of 1993 which produces the largest possible benefit under the Pension Plan. When the Pension Plan termination is finally approved, Mr. Cleveland's estimated accrued benefits would be subject to reduction under the PBGC guidelines.

Supplemental Executive Retirement Plan

        The Company maintained the Smith Corona Supplemental Executive Retirement Plan (the "SERP") which provided additional retirement benefits in excess of the maximum allowable under plans qualified under the Code pursuant to which certain executive officers participated. The Board of Directors of the Company terminated the SERP effective January 31, 1996. None of the named executive officers have any rights under the SERP.

Employment Agreements

        The Company had an employment agreement with Mr. Cleveland which provided for salary and certain benefits. This agreement expired on December 31, 1995 and has not been extended.

Severance Agreements

        Messrs. Piontkowski and Cutrone had agreements with the Company for severance benefits, including salary continuation for two years, which expired June 30, 1996 and were not renewed.

        Certain other officers and employees of the Company have entered into similar severance agreements with terms ranging from six months to two years, all of which expired on or before June
30, 1996 and were not renewed.

Retention Agreements

        Effective July 1, 1995, the Company engaged the firm of R.F. Stengel & Co., Inc. ("RFS") to provide interim management services pursuant to the terms of a letter agreement dated June
29, 1995 (the "RFS Agreement") between the Company and RFS.  The
RFS Agreement provides, among other things, that RFS will provide the Company with leadership to guide the Company through the bankruptcy proceeding and to work toward the confirmation and consummation of a plan of reorganization. The RFS Agreement also provides that RFS will support as required the information requests of, and ongoing conversations with, the Lenders, and will work with the Company's other outside professionals. RFS reports directly to the Company's Board of Directors.

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

        Pursuant to the terms of the RFS Agreement, RFS's fees are billed and payable monthly. The daily professional fees of Mr. Stengel and Mr. Cawley are $2,500 and $1,700 respectively. In addition, the billing rate for other professional staff is from $1,700 to $2,500 per day. Twenty percent of professional fees incurred by the Company for services rendered by RFS is set aside and accumulated as incentive compensation, and will be payable, subject to the approval of the Bankruptcy Court, upon the successful completion of activities and timetables. The
Bankruptcy Court authorized and approved the retention of RFS under Sections 327 and 328 of the Bankruptcy Code pursuant to the terms of the RFS Agreement on July 5, 1995.

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

        Short-Term Incentive Compensation. In Fiscal 1996, the Company and its major subsidiaries maintained a short-term incentive compensation plan ("Bonus Plan"), pursuant to which management established graduated performance targets for the Company and its major subsidiaries. At each level of performance target reached, a portion of the bonus amount was paid to all domestic and certain international employees pursuant to a schedule of payments established at the beginning of the fiscal year. Payments under the Bonus Plan were tied to levels of operating income generated by the Company and its major subsidiaries during the fiscal year. The payments under the Bonus Plan to certain employees were also based upon other factors, including sales and gross margin. Performance levels were established in coordination with the Company's operating plan for the fiscal year.

        All of the named executives, excluding Messrs. Stengel and Cawley, participated in the Bonus Plan.

        Stock Option Grants. In order to encourage executives to make decisions for the Company based on long-range planning, and to stress the importance of maximizing shareholder returns through strong performance, the Company instituted the Stock Option Plan in 1990. The Company did not grant any stock options in Fiscal 1996. Option grants are made by the Company based upon each recipient's performance, impact on profitability, level of responsibility and salary level. The exercise price of any option granted under the Stock Option Plan may not be less than the fair market value of the Company's stock on the date of grant. Except under certain circumstances, options may not be exercised until at least three years after they were granted, thereby creating a personal incentive for executives to maximize shareholder gains over the long-term.

Compensation of the Chief Executive Officer

        Under the Retention Agreement and pursuant to Bankruptcy Court approval, the Company has retained RFS to provide interim management services to the Company. Fees for these services are billed by and paid to RFS. Mr. Stengel's daily rate is $2,500.





Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of June 30, 1996, certain information regarding beneficial ownership of Common Stock by (a) each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, (b) each director of the Company, (c) the five executive officers named in the Summary Compensation Table, and (d) all directors and executive officers as a group. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated.


Name of                   Number of     Percent of Common
Beneficial Owner             Shares     Stock Outstanding
Hanson PLC (1)            14,480,000          47.9%
Ronald F. Stengel                  0             0
Robert Van Buren               2,500             *
John A. Piontkowski                0             0
Thomas A. Cawley                   0             0
John E. Lushefski                400             *
George H. Hempstead, III         450             *
Craig C. Sergeant                  0             0
John A. Cutrone, Jr.               0             0
Richard R. West                1,000             *
Robert J. Kammerer               500             *
Eric J. Cleveland              4,160             *
All directors and
executive officers
as a group (18 persons)       12,070             *


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

Item 13. Certain Relationships and Related Transactions

On August 3, 1989, the Company completed the Offerings. In connection with the Offerings, Hanson initiated a series of transactions to continue the electronic typewriter, personal word processor and office supplies businesses under a single parent entity being the Company ("the Reorganization"). Prior to the closing of the Offerings, the Company had been an indirect, wholly-owned subsidiary of Hanson, an industrial management company. Pursuant to the Offerings, the Company sold 14,750,000 shares of Common Stock to the public in public offerings registered pursuant to the Securities Act of 1933, as amended (the "1933 Act"). Following the Offerings, Hanson owned 47.9% of the outstanding Common Stock and, pursuant to a Stockholders Agreement, retained the right, subject to certain conditions, to elect four of the Company's directors. See "Stockholders Agreement" below. Subsequent to the Offerings, all proposed agreements between the Company and Hanson or its affiliates must be approved in advance by the Audit Committee.

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

Tax Sharing Agreement

Following Hanson's acquisition of the Company's predecessor, SCM, the Company and its subsidiaries were included as members of the Hanson affiliated group of corporations, which filed a consolidated United States federal income tax return (the "Consolidated Group"). After the Offerings, the Company no longer qualified to be a member of the Consolidated Group for federal income tax purposes. The Company and HMH entered into an Amended and Restated Tax Sharing and Indemnification Agreement dated as of June 2, 1989 (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, HMH generally will indemnify the Company with respect to all income tax liabilities or obligations in respect of all tax periods prior to the closing of the Offerings and for all tax liabilities which arise solely with respect to the Reorganization. Similarly, the Company agreed to indemnify HMH for all income tax liabilities or obligations imposed on the Company attributable to periods beginning on or after the closing of the Offerings and all other non-income tax liabilities and obligations imposed on the Company for all prior and future periods. With respect to income tax liabilities or obligations attributable to periods prior to the date of the closing of the Offerings, but which have been reserved for or accrued for in the ordinary course of business prior to the closing of the Offerings, the Company will indemnify HMH and HMH will be under no obligation to indemnify the Company to the extent so reserved or accrued. The Tax Sharing Agreement also provides that the Company will assign to HMH (i) all refunds of taxes for which HMH indemnifies the Company and (ii) any tax benefits realized by the Company on or after the date on which the Company ceased to be a member of the Consolidated Group as a result of payments by the Company pursuant to the Supplemental Performance Plan adopted by Hanson and the Company soon after Hanson's acquisition of SCM in 1986. The Tax Sharing Agreement also provides that HMH generally will direct any audit, legal or administrative proceedings concerning any tax matters for which HMH has indemnified the Company or with respect to any refund to which HMH is entitled. To implement the Tax Sharing Agreement, Hanson funded certain tax liabilities which became liabilities of the Company as a result of the Reorganization. During Fiscal 1996, the Company gave notice to HMH of a claim for indemnification arising out of certain tax claims asserted against the Company by the State of New York in the amount of $.3 million.



                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a)(1)  Financial Statements. See Consolidated Financial
Statements in this Form 10-K Annual Report.

     (a)(2)  Financial Schedules. See Consolidated Financial
Statements in this Form 10-K Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (b) Report on Form 8-K. One Current Report on Form 8-K was filed with the Commission during the last quarter of the Company's 1996 fiscal year.

     1. The Form 8-K Current Report dated May 28, 1996 reported a press release under Item 5 announcing that it filed a Plan of Reorganization and Disclosure Statement with the U.S. Bankruptcy Court for the District of Delaware on May 24, 1996.

          In addition, there was a second press release under
          Item 5 confirming New York Stock Exchange actions to suspend trading and intention to initiate delisting of Smith Corona common stock.

         (c) Exhibits (filed herewith or incorporated by reference; see index to exhibits).

*2.1     Third Amended Second Disclosure Statement pursuant to
         section 1125 of the Bankruptcy Code in respect of Debtors'
         Third Amended Second Joint Plan of Reorganization and exhibits thereto.
          3.1 Amended and Restated Certificate of Incorporation of Smith Corona Corporation (incorporated by reference to Exhibit
               3.1 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
          3.2 By-Laws of Smith Corona Corporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
          4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
         10.1 Lease Agreement between Cherry Street Associates and Smith Corona Corporation dated March 13, 1992 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1992, which is on file with the Commission).
         10.2 Lease between REBA Properties, Inc. and SCM Corporation dated June 15, 1970 (incorporated by reference to Exhibit 10.1b to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
         10.3 Lease between the Housing and Development Board and Corona Manufacturers (PTE) Limited dated April 18, 1975 (incorporated by reference to Exhibit 10.1e to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
         10.4 Tenancy between Jurong Town Corporation and Smith Corona (Private) Limited dated February 16, 1989 (incorporated by reference to Exhibit 10.1f to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
         10.5 Lease between HM Holdings, Inc. and Histacount Corporation dated June 1, 1989 (incorporated by reference to Exhibit 10.1g to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
         10.6 Memorandum dated August 11, 1994 evidencing Lease Extension between HM Holdings, Inc. and Histacount Corporation dated June 1, 1989 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1994, which is on file with the Commission).
         10.7 SCM Office Supplies, Inc. Salaried Employees' Retirement Plan as amended and restated as of January 1, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
         10.8 Smith Corona Corporation Retirement Savings and Investment Plan adopted effective July 1, 1989, as amended through April 15, 1993 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
         10.9 Memorandum dated July 28, 1995 amending the Smith Corona Corporation Retirement Savings and Investment Plan adopted effective July 1, 1989, as amended through January 1, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
       *10.10 Smith Corona Corporation Retirement Savings and Investment Plan Amendment effective October 18, 1995.
        10.11 Histacount Corporation Retirement Savings and Investment Plan adopted effective July 1, 1989, as amended through January 1, 1994 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
       *10.12 Histacount Corporation Retirement Savings and Investment Plan Amendment effective October 18, 1995.
        10.13 Histacount Corporation Salaried and Non-Union Hourly Employees' Pension Plan as amended and restated effective October 1, 1989 (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1992, which is on file with the Commission).
        10.14 Smith Corona Corporation Supplemental Executive Retirement Plan as restated and amended as of July 28, 1989, through November 16, 1993 (incorporated by reference to Exhibit
               10.12 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
       *10.15 Smith Corona Corporation Secretary's Certificate resolving the termination of the Smith Corona Corporation
               Supplemental Executive Retirement Plan effective January
               31, 1996.
        10.16 Smith Corona Corporation 1990 Stock Option Plan, effective as of December 1, 1989, amended through November 15, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q Quarterly Report for the quarter ended December 31, 1994, which is on file with the Commission).
        10.17  Trust Agreement between SCM Corporation, The Chase
               Manhattan Bank, N.A. and Kwasha Lipton dated October 7,
               1985 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
        10.18 Smith Corona Corporation Short Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.19 Export Enterprise Certificate No. 156 granted to Smith-Corona Private Limited by the Ministry of Trade and Industry, Republic of Singapore, dated May 12, 1981 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
        10.20  Pioneer Certificate No. 942 granted to Smith Corona PTE
               Ltd. by the Ministry of Trade and Industry, Republic of Singapore, dated March 23, 1987 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
        10.21 Stockholders' Agreement between Smith Corona Corporation and HM Holdings, Inc. dated as of June 2, 1989
               (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
        10.22 Memorandum of Sale dated May 22, 1991 between HM Holdings, Inc. and Hanson Natural Resources Company; Consent and Amendment Agreement dated May 21, 1991 between Smith Corona Corporation and HM Holdings, Inc.; and Letter of George H. Hempstead III to G. Lee Thompson dated May 28, 1991 (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1991, which is on file with the Commission).
        10.23 Amended and Restated Cross-Indemnification Agreement between Smith Corona Corporation and HM Holdings, Inc.
               dated as of July 14, 1989 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
        10.24 Amended and Restated Tax Sharing and Indemnification Agreement between Smith Corona Corporation and HM Holdings, Inc. dated as of June 2, 1989 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
        10.25 Stock Purchase Agreement by and among Smith Corona Overseas Holdings, Inc., SCM Industries Limited and Smith Corona Corporation dated as of June 2, 1989 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on file with the Commission (Registration
               No. 33-29101)).
        10.26 Employment Agreement between Smith Corona Corporation and William D. Henderson, dated as of May 22, 1990
               (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1990, which is on file with the Commission).
        10.27 One year extension, effective June 30, 1992, of Employment Agreement described in 10.23 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.28 Two year extension, effective June 30, 1993, of Employment Agreement described in 10.23 (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.29 Employment Agreement between Smith Corona Corporation and William D. Henderson, dated as of February 3, 1995 (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.30  Severance Letter between Smith Corona Corporation and G.
               Lee Thompson, dated as of February 3, 1995 (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K
               Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.31 Employment Agreement between Smith Corona Corporation and Thomas C. DeFazio, dated as of January 23, 1991 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1991, which is on file with the Commission).
        10.32 Two year extension, effective June 30, 1993, of Employment Agreement described in 10.28 (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.33 Employment Agreement between Smith Corona Corporation and Thomas C. DeFazio, dated as of February 3, 1995 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.34 Memorandum evidencing severance agreement between Smith Corona Corporation and Manfred J. Eckhardt (incorporated by reference to exhibit 10.31 to the Company's Form 10-K
               Annual Report for the fiscal year ended June 30, 1991, which is on file with the Commission).
        10.35  Smith Corona Corporation Salaried Employees Retirement
               Plan, as amended and restated as of January 1, 1994 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
       *10.36 Smith Corona Corporation Hourly Employees' Retirement Plan and SCM Office Supplies, Inc. Salaried Employees' and
               Hourly Employees' Retirement Plan.
        10.37 Supplemental pension benefit arrangement between Smith Corona Corporation and William D. Henderson dated November 19, 1992 (incorporated by reference to Exhibit 10.40 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.38 Supplemental pension benefit arrangement between Smith Corona Corporation and Thomas C. DeFazio dated November 19, 1992 (incorporated by reference to Exhibit 10.41 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.39 Memorandum dated January 14, 1994 evidencing retention agreement between John R. Noblitt and Smith Corona Corporation (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1994, which is on file with the Commission).
        10.40 Credit Agreement dated as of April 7, 1995 among Smith Corona Corporation, the lenders party thereto and Chemical Bank, as Agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K Current Report dated April 7, 1995, which is on file with the Commission).
        10.41 Lease Agreement between City of Marion, Indiana and SCM Corporation dated as of March 1, 1971 (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K
               Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.42  Lease Agreement between Inmobiliarian Mex-Hong, S.A. De
               E.V. and Smith Corona De Mexico, S.A. De C.V. dated
               November 24, 1992 (incorporated by reference to Exhibit
               10.47 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.43  Lease Agreement between Inmobiliarian Mex Hong, S.A. De
               E.V. and Smith Corona De Mexico, S.A. De C.V. dated June 4, 1993 (incorporated by reference to Exhibit 10.48 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.44 Lease Agreement between Turnberry Associates and Smith Corona Corporation dated May 5, 1993 (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K
               Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
        10.45 Asset Purchase Agreement, dated as of June 8, 1994, among Ampad Corporation, SCM Office Supplies, Inc. and Smith Corona Corporation (incorporated by reference to exhibit 1 to the Company's Form 8-K Current Report dated July 19, 1994, which is on file with the Commission).
        10.46 Asset Purchase Agreement, dated as of November 4, 1994, by and among HC Delaware Acquisition Corporation, Histacount Corporation and Smith Corona Corporation (incorporated by reference to Exhibit 10.44 to the Company's Form 10-Q Quarterly Report for the quarter ended December 31, 1994, which is on file with the Commission).
        10.47 Security Agreement, dated as of April 7, 1995, among Smith Corona Corporation and Chemical Bank, as Agent
               (incorporated by reference to Exhibit 10.45 to the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1995, which is on file with the Commission).
        10.48 Debtor-in-Possession Credit Agreement dated as of July 10, 1995 among Smith Corona Corporation, the lenders party thereto and Chemical Bank, as Agent (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K
               Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.49 First Amendment to Debtor-In-Possession Credit Agreement dated as of July 24, 1995 (incorporated by reference to Exhibit 10.45 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.50 Second Amendment to Debtor-In-Possession Credit Agreement dated as of August 15, 1995 (incorporated by reference to Exhibit 10.46 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.51 Third Amendment to Debtor-In-Possession Credit Agreement dated as of December 6, 1995 incorporated by reference to
               Exhibit 10 to the Company's Form 10-Q Quarterly Report for the quarter ended December 31, 1995, which is on file with the Commission).
       *10.52 Fourth Amendment to Debtor-In-Possession Credit Agreement dated as of June 30, 1996.
        10.53  Consulting Agreement between Smith Corona Corporation and
               R. F. Stengel & Co., Inc., dated June 29, 1995
               (incorporated by reference to Exhibit 10.47 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.54 Lease between Smith Corona Corporation and J.M. Murray Center, Inc., dated February 8, 1995 (incorporated by reference to Exhibit 10.48 to the Company's Form 10-K
               Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.55 Purchase and Sale Agreement, dated as of February 28, 1995, between Smith Corona Corporation and J.M. Murray Center (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
       *10.56 Sale by Tender between Smith Corona Private Limited and ST Computer Systems & Services Ltd., dated November 2, 1995.
        10.57 Severance Agreement between Smith Corona Corporation and John A. Cutrone, dated as of June 13, 1994 (incorporated by reference to Exhibit 10.50 to the Company's Form 10-K
               Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.58 One year extension, effective June 30, 1995, of Severance Agreement described in 10.57 (incorporated by reference to Exhibit 10.51 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.59 Severance Agreement between Smith Corona Corporation and W. Michael Driscoll, dated as of June 13, 1994 (incorporated by reference to Exhibit 10.52 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.60 One year extension, effective June 30, 1995, of Severance Agreement described in 10.59 (incorporated by reference to Exhibit 10.53 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.61 Severance Agreement between Smith Corona Corporation and John A. Piontkowski, dated as of April 3, 1995
               (incorporated by reference to Exhibit 10.54 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.62 Amendment of Severance Letter, effective June 29, 1995, described in 10.61 (incorporated by reference to Exhibit
               10.55 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.63 Severance Agreement between Smith Corona Corporation and Jerry L. Diener, dated as of June 1, 1990 (incorporated by reference to Exhibit 10.56 to the Company's Form 10-K
               Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.64 Six month extension, effective June 30, 1995, of Severance Agreement described in 10.63 (incorporated by reference to Exhibit 10.57 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.65 Consulting Agreement between Smith Corona Corporation and Manfred J. Eckhardt, dated as of June 9, 1995 (incorporated by reference to Exhibit 10.58 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.66 Stock Option Agreement between Smith Corona Corporation and Robert Van Buren, dated as of April 13, 1995 (incorporated by reference to Exhibit 10.59 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
        10.67 Employment Agreement between Smith Corona Corporation and Robert Van Buren, dated March 28, 1995 (incorporated by reference to Exhibit 10.60 to the Company's Form 10-K
               Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
          *21  Schedule of Subsidiaries of the Registrant
          *23  Consent of Deloitte & Touche LLP
          *27  Financial Data Schedule

* filed herewith

Stockholders may, upon payment of a fee therefor, obtain copies of any of the exhibits to this Form 10-K Annual Report by writing to the Secretary, Smith Corona Corporation, 65 Locust Avenue, New
Canaan, Connecticut 06840.






                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SMITH CORONA CORPORATION

September 30, 1996                By  /s/ Robert Van Buren
                                  Robert Van Buren
                                  Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

<CAPTION

Signature              Title                            Date
/s/ Robert Van Buren
 ....................... Chairman of the Board            September 30, 1996
  (Robert Van Buren)

/s/ Ronald F. Stengel
 ........................ President, Chief Executive      September 30, 1996
 (Ronald F. Stengel)     Officer and Director

/s/ John A. Piontkowski
 ........................ Senior Vice President and       September 30, 1996
 (John A. Piontkowski)   Chief Financial Officer
                        (Principal Financial Officer)
/s/ Thomas A. Cawley
 ........................ Vice President/Administration   September 30, 1996
   (Thomas A. Cawley)    and Director

/s/ George H.Hempstead,III
 ........................  Director                       September 30, 1996
(George H. Hempstead,III)

/s/ Robert J. Kammerer
 ........................ Director                        September 30, 1996
   (Robert J. Kammerer)

/s/ John E. Lushefski
 ........................ Director                        September 30, 1996
  (John E. Lushefski)

/s/ Craig C. Sergeant
 ........................ Director                        September 30, 1996
  (Craig C. Sergeant)


/s/ Richard R. West
 ........................ Director                        September 30, 1996
   (Richard R. West)

/s/ Martin D. Wilson
 ........................ Vice President/Controller       September 30, 1996
 (Martin D. Wilson)          (Principal Accounting
                         Officer)




Index to Consolidated Financial Statements and Financial
Statement Schedule

                                                             Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . 52

Consolidated Balance Sheets as of June 30, 1996 and 1995 . . . 54

Consolidated Statements of Operations for the Years Ended June
30, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . 55

Consolidated Statements of Changes in Stockholders' Equity for
the Years Ended June 30, 1996, 1995 and 1994 . . . . . . . . . 56

Consolidated Statements of Cash Flows for the Years Ended June
30, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . 57

Notes to Consolidated Financial Statements . . . . . . . . . . 58

Consolidated Supplemental Financial Statement Schedule for the
Years Ended June 30, 1996, 1995 and 1994

       Schedule II - Valuation and Qualifying Accounts . . . . 85





INDEPENDENT AUDITORS' REPORT
Smith Corona Corporation:

We have audited the accompanying consolidated balance sheets of Smith Corona Corporation and subsidiaries (in reorganization under Chapter 11 of the Federal Bankruptcy Code since July 5, 1995 - see Note 1) (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, statements of changes in stockholders' equity and statements of cash flows for each of the three years in the period ended June 30, 1996. Our audits also include the financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Corona Corporation and subsidiaries at June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 17 to the consolidated financial statements, the Company has recurring losses from operations, has an accumulated deficit at June 30, 1996, and cannot presently determine with certainty the ultimate liability which may result from the filing of claims in connection with the bankruptcy proceedings and the ability to successfully implement the Company's reorganization plan. Additionally, as contemplated in the Company's reorganization plan, the Company anticipates having in place a new credit agreement to help finance future operations under the Plan. As described in Note 7, the Company's Debtor-In-Possession Credit Agreement expires on September 30, 1996. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.




/s/ Deloitte & Touche LLP
- -------------------------
DELOITTE & TOUCHE LLP
Stamford, Connecticut
September 19, 1996





                 Smith Corona Corporation and Subsidiaries
                        Consolidated Balance Sheets

                                                 June 30,
(Dollars in thousands)                      1996           1995
Assets
Current assets:
Cash and cash equivalents                  $ 29,929        $7,003
Accounts receivable (net of allowance
 for doubtful accounts of $1,576 and
 $1,484 for 1996 and 1995, respectively)     17,185        37,654
Inventories                                  16,873        54,335
Prepaid expenses and other current
 assets                                       4,754         6,571
Total current assets                         68,741       105,563
Property, plant and equipment-net            12,639        22,888
Deferred income taxes                             -         3,406
Other assets                                  2,492         4,209
Total                                      $ 83,872      $136,066

Liabilities and stockholders' equity
Current liabilities:
Bank loans                                 $      -       $17,400
Trade payables                                3,569        19,807
Accrued liabilities                          10,353        35,449
Income taxes payable                            702         5,791
Total current liabilities                    14,624        78,447
Postretirement benefits                           -        12,999
Pension liability                                 -        18,801
Other long-term liabilities                       -         5,569
Liabilities subject to compromise            60,120             -
Total liabilities                            74,744       115,816
Stockholders' equity:
Common stock- 30,250,000 shares issued
 and outstanding                                303           303
Additional paid-in capital                   44,697        44,697
Accumulated deficit                         (35,872)      (24,750)
Total stockholders' equity                    9,128        20,250
Total                                      $ 83,872      $136,066

See accompanying notes to consolidated financial statements.




                 Smith Corona Corporation and Subsidiaries
                   Consolidated Statements of Operations



(Dollars in thousands,                        For the year ended June 30,
 except per share amounts)                1996       1995         1994
Net sales                                 $112,548    $196,309    $261,306
Cost of goods sold                         103,355     180,959     204,327
Gross margin                                 9,193      15,350      56,979
Selling, administrative and
 research expenses                          27,773      48,532      48,557
Reorganization costs                        10,255           -           -
Restructuring expense (income)             (19,461)     13,584           -
Other income                                  (798)          -           -
Operating income (loss)                     (8,576)    (46,766)      8,422
Interest expense                               515         965         708
Income (loss) from continuing
 operations before income taxes             (9,091)    (47,731)      7,714
Income taxes                                 2,031      14,514       2,620
Income (loss) from continuing
 operations                                (11,122)    (62,245)      5,094
Discontinued operations (net of
 income taxes):
  Income from discontinued operations            -         671       2,233
  Gain (loss) on disposal
   of discontinued operations                    -       9,127      (2,200)
Net income (loss)                         $(11,122)   $(52,447)     $5,127



Earnings per common share -
  Income (loss) from continuing
   operations                             $   (.37)   $  (2.05)  $     .17
  Discontinued operations (net of
   income taxes):
    Income from discontinued operations          -         .02         .07
    Gain (loss) on disposal
     of discontinued operations                  -         .30        (.07)
   Net income (loss) per share            $   (.37)   $  (1.73)   $    .17

See accompanying notes to consolidated financial statements.




                 Smith Corona Corporation and Subsidiaries
        Consolidated Statements of Changes in Stockholders' Equity
             For the years ended June 30, 1996, 1995 and 1994

                                                          Retained
                                         Additional       Earnings
(Dollars in thousands,         Common       Paid-in   (Accumulated
 except per share amounts)      Stock       Capital       Deficit)   Total
Balance, June 30, 1993           $303      $44,697        $31,645  $76,645
Net income                          -            -          5,127    5,127
Dividends declared
 ($.20 per share)                   -            -         (6,050)  (6,050)
Balance, June 30, 1994            303       44,697         30,722   75,722
Net loss                            -            -        (52,447) (52,447)
Dividends declared
 ($.10 per share)                   -            -         (3,025)  (3,025)
Balance, June 30, 1995            303       44,697        (24,750)  20,250
Net loss                            -            -        (11,122) (11,122)
Balance, June 30, 1996           $303      $44,697       $(35,872) $ 9,128

See accompanying notes to consolidated financial statements.




                 Smith Corona Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows


                                                   For the year ended June 30,
(Dollars in thousands)                         1996       1995      1994
Cash flows from operating activities:
Net income (loss)                            $(11,122)$(52,447)   $5,127
Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 continuing operating activities:
  Discontinued operations                           -   (9,798)      (33)
  Depreciation and amortization                 5,665    6,689     4,998
  (Gain) loss on disposition of property,
   plant and equipment                        (16,786)   1,532        20
  Restructuring costs                               -   13,584         -
  Deferred income taxes                         3,406   11,096     1,818
  Inventory provisions                          5,199    9,930     3,021
  Other noncash items                            (692)   2,980         -
Changes in assets and liabilities:
  Accounts receivable                          20,469   10,556   (16,759)
  Inventories                                  32,263   (1,570)    9,816
  Prepaid expenses and other
    current assets                             (1,177)     139    (1,675)
  Other assets                                    777      895    (1,112)
  Trade payables                               (5,821)  (7,572)    3,804
  Accrued liabilities and income
    taxes payable                             (16,310)  (4,280)     (651)
  Postretirement benefits and
    pension liability                             (98)  (1,211)     (731)
  Other long-term liabilities                      81    1,443       198
Net cash provided by (used in)
 continuing operations                         15,854  (18,034)    7,841
Net cash provided by
 discontinued operations                            -    1,370       907
Net cash provided by (used in)
 operating activities                          15,854  (16,664)    8,748
Cash flows from investing activities:
Proceeds from sale of
 discontinued operations                            -   27,500         -
Proceeds from the sale of property,
 plant and equipment                           24,803        -         -
Capital expenditures                             (331)  (3,166)  (11,359)
Net cash provided by (used in)
 investing activities                          24,472   24,334   (11,359)
Cash flows from financing activities:
Bank loans (repayments), net                  (17,400)  (2,602)    1,333
Dividends paid                                      -   (4,537)   (6,050)
Net cash used in financing activities         (17,400)  (7,139)   (4,717)
Increase (decrease) in cash and
 cash equivalents                              22,926      531    (7,328)
Cash and cash equivalents:
 Beginning of year                              7,003    6,472    13,800
 End of year                                  $29,929  $ 7,003    $6,472
Cash paid during the year for:
Interest                                      $   662  $ 1,146    $  842
Income taxes                                  $   644  $ 2,300    $2,077

See accompanying notes to consolidated financial statements.





            Smith Corona Corporation and Subsidiaries
            Notes to Consolidated Financial Statements
         (Dollars in thousands, except per share amounts)


1. Petition for Reorganization Under Chapter 11 and Basis of
   Presentation

     On July 5, 1995, Smith Corona Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. Prior to August 18, 1995, the bankruptcy proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (formerly known as "Histacount Corporation") and Hulse Manufacturing Company, all wholly-owned
 Nonoperating Subsidiaries of Smith Corona Corporation, filed Chapter 11 petitions (collectively the "Bankruptcy Proceedings"). The Bankruptcy Proceedings primarily relate to all U.S. assets and operations and do not pertain to Smith Corona Corporation's international subsidiaries. Condensed consolidated proforma financial information for the entities included in the Bankruptcy Proceedings are presented in Note 16. Since July 5, 1995, the Company has been operating as a debtor-in-possession.

     The consolidated financial statements for Fiscal 1996 have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7:
 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect adjustments or provide for the potential consequences of the Bankruptcy Proceedings of the Company. In particular, the consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities;
(b) prepetition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The Company had recurring losses from operations in Fiscal 1996 and Fiscal 1995; had difficulty meeting its Amended and Restated Revolving Credit Agreement covenants during the fourth quarter of Fiscal 1995; has had to obtain waivers to certain of its Debtor-In-Possession Credit Agreement covenants during Fiscal 1996; has an accumulated deficit at June 30, 1996; and cannot presently determine with certainty the ultimate liability which may result from the filing of claims in connection with the Bankruptcy Proceedings. These conditions along with uncertainties surrounding the POR raise substantial doubt as to the Company's ability to continue as a going concern.

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

     Liabilities recorded by the Company as of June 30, 1996 and 1995, respectively, that are expected to be compromised under any plan of reorganization consist of the following:

                                           1996       1995
Trade payables                          $10,417    $11,760
Accrued liabilities                      10,787     16,207
Income taxes payable                      3,088      5,634
Postretirement benefits                  12,497     12,999
Pension liability                        17,681     18,801
Other long-term liabilities               5,650      5,569
     Total(1)                           $60,120    $70,970

(1) Excludes a net intercompany payable in the amount of $24,637 and $9,076, respectively, to the Company's subsidiaries not included in the Bankruptcy Proceedings.


     The Company recorded reorganization costs relating to its Bankruptcy Proceedings aggregating $10,255 for the year ended
June 30, 1996. These charges primarily include professional fees incurred during the year.

     An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995.
Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company has recorded in other income an estimated loss on liquidation of approximately $400 and $300 in the first and third quarters, respectively, of Fiscal 1996. The Company has established a distributor relationship and is currently exploring other potential distributor relationships in the Australian market for the purpose of maintaining its distribution capacity.

     At the Company's request, the Bankruptcy Court established a bar date of October 31, 1995 for pre-petition claims against the Company. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Bankruptcy Proceedings. The Company has given notice to all known actual or potential claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. The Company is reconciling claims that differ from the Company's records, and any differences that cannot be resolved by negotiated agreements between the Company and the claimant will be resolved by the Bankruptcy Court. Accordingly, allowed claims may arise which are not currently reflected in the Company's financial statements and recorded claims are subject to change. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization which is subject to approval by the Bankruptcy Court and, accordingly, are not presently determinable.

     The Company's Disclosure Statement in connection with the POR was mailed to eligible creditors on September 16, 1996. Other dates approved by the Bankruptcy Court for the Company's events are: October 18, 1996, administrative claims bar date for claims that occurred on or before August 16, 1996; October 18, 1996 (4:30 P.M., Prevailing Eastern Time), deadline for receipt of all ballots; October 31, 1996, confirmation hearing in Wilmington, Delaware.

     During Fiscal 1996, the Company has had discussions with various third party investors, none of which has resulted in a transaction being consummated. The POR does not contemplate any third party investment.

     The POR is subject to Bankruptcy Court approval. Under the POR, the Company intends to satisfy all allowed general unsecured claims through the distribution of the unsecured class cash of $10,780 and 85% of the reorganized company's common stock to holders of such claims. The Company intends to satisfy all allowed claims senior to allowed general unsecured claims by the payment in full in cash or notes (as provided for by the Bankruptcy Code) or the assumption of all such claims. In addition, allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) shall receive payment in cash in an amount equal to 60% of the amount of such claim. Finally, registered holders of the Company's Common Stock shall receive warrants to purchase one share of common stock in the reorganized company for each ten shares of Common Stock of the Company.

     Under the POR, the reorganized company would significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing may, over time, include entering into strategic alliances with third parties to provide products or services. In that respect, the reorganized company would focus its efforts on forging alliances with foreign companies having technologically advanced office products but which presently do not have a substantial United States market share or market presence and are intent on building or increasing market share by selling their products under the well known "Smith Corona" name. The reorganized company intends to rely on its existing distribution network to become a leading vendor of technologically advanced office products manufactured abroad. Further, the reorganized company intends to continue to focus on its core business of manufacturing and distributing its current product line of typewriters and personal word processors to satisfy continuing worldwide demand for these products.

     On an operational level, initially the reorganized company will continue its business on a global basis with manufacturing operations in Mexico and sales and marketing operations in the United States and certain international markets. The reorganized company's Mexico facility also plans to provide contract manufacturing services to other equipment manufacturers ("OEMs") on a cost plus basis thereby providing a contribution towards manufacturing overhead expenses. Ideally, prospective OEMs may also form the basis for new product strategic alliances.

2. Significant Accounting Policies

Basis of Consolidation: The consolidated financial statements include the accounts of Smith Corona Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

Statement of Cash Flows: All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Included in Fiscal 1996 gain (loss) on disposition of property, plant and equipment is the gain from the sale of the building in Singapore of $17,755 and included in the noncash items is the pension curtailment gain of $1,524. Both of these items are included in the Fiscal 1996 Statement of Operations as restructuring income.

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

Retirement Plans: On August 7, 1996, the Company filed a notice of intent to terminate its defined benefit pension plans (see Notes 10 and 17). Substantially all domestic employees participate in the Company's retirement plans for salaried and hourly employees. The cost of United States pension plans is accrued in amounts equal to the normal cost of current service under the plans together with amortization of prior service costs. Outside of the United States, costs are accrued and paid in accordance with local requirements.

Postretirement Plans: The Company provides for the expected cost of postretirement benefits over the employee's years of active service.

Research and Development: The Company's product development costs are expensed as incurred. Research and development expense was
$1,991, $7,218 and $7,966 for the years ended June 30, 1996, 1995 and 1994, respectively.

Goodwill: The excess of the allocated acquisition cost over the fair value of net assets of businesses acquired are amortized by the straight-line method over forty years. Due to operating losses and uncertainty of future operations, the Company wrote off the remaining net book value of Goodwill of approximately $739 as of June 30, 1996.

Foreign Currency: The functional currency of the Company's foreign operations is deemed to be the United States dollar.
Consequently, all translation gains and losses are included in income.

Forward Foreign Currency Contracts: From time to time, the Company may enter into forward foreign currency contracts to hedge against foreign currency fluctuations. Gains and losses on these contracts are recorded in net income in the period in which the exchange rate changes. During the year ended June 30, 1995, forward foreign currency contracts were in place to reduce the impact of foreign currency fluctuations on transactions designated in a currency other than the U.S. dollar. At June 30, 1996 and June 30, 1995, there were no outstanding forward contracts.

Income Taxes: Deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share: Earnings per share have been calculated based upon 30,250,000 shares of common stock outstanding.

Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the prior years' financial statements to conform with the 1996 presentation. In addition, amounts in prior years' financial statements were reclassified to reflect continuing operations (see Note 11).

Accounting Standards Not Yet Adopted:
Adoption of FAS 121 - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is not effective until Fiscal 1997 and its impact on the Company's financial statements is not expected to be material.

Adoption of FAS 123 - The Company will adopt the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") in the first quarter of Fiscal 1997. The Company, as provided for by FAS 123, will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for employee stock compensation measurement. The anticipated effect of adopting this new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

3. Inventories

     A summary of inventories, by major classification and net of reserves, is as follows:
                                        June 30,
                                     1996          1995

Raw materials and work-in-process   $ 6,180        $18,802
Finished goods                       10,693         35,533
   Total                            $16,873        $54,335

4. Property, Plant and Equipment

     A summary of property, plant and equipment, by major classification, is as follows:

                                                    June 30,
                                              1996           1995
Land                                       $    56        $   501
Buildings and improvements                     278          1,245
Machinery and other equipment               30,599         55,716
Total                                       30,933         57,462
Accumulated depreciation                   (18,294)       (34,574)
   Total                                   $12,639        $22,888

     Included in other assets as of June 30, 1996 and 1995 are assets located in Cortland, New York held for sale with a net book value of $2,000 and $2,900, respectively. The decrease in net book value was based on updated appraisal information. Included in prepaid and other current assets as of June 30, 1995 are assets located in Singapore held for sale with a net book value of $2,994.

5. Accrued Liabilities

     Accrued liabilities consist of the following:

                                                    June 30,
                                               1996          1995
Restructuring costs                           $ 5,005     $13,321
Bankruptcy professional fees                    2,272           -
Payroll and related expenses                    3,816       5,871
Accrued promotional expenses                    3,654       7,050
Other                                           6,393       9,207
                                               21,140      35,449
Less amounts reclassified as
 liabilities subject to compromise            (10,787)          -
     Total                                    $10,353     $35,449

6. Leases

     The Company leases certain facilities, equipment and vehicles for various periods through 2009 under non-cancelable operating leases. Rental expense under these operating leases was $4,184, $6,243 and $6,868 for the years ended June 30, 1996,
1995 and 1994, respectively.

     The future minimum rental commitments for the operating leases are as follows:

Year Ending                                     Amount
June 30,                                (In thousands)

1997                                           $ 3,882
1998                                             3,080
1999                                             1,380
2000                                               925
2001                                               903
Thereafter                                       2,011
Total                                          $12,181

     In October 1995, the Company completed a transaction to purchase a leased building previously used as warehousing space located in Cortland, New York and to concurrently sell the building and land on which the building is located to a third party purchaser.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval.
The Company cannot presently determine with certainty the ultimate liability which may result from the filing of claims for all contracts which may be rejected.

7. Bank Loans

     On April 7, 1995, the Company entered into an Amended and Restated Revolving Credit Agreement (the "Amended and Restated Credit Agreement") with two banks (the "Lenders"), the use of which was generally to satisfy working capital requirements. The Amended and Restated Credit Agreement provided for extensions of revolving credit loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $30,000 up through March 30, 1996; the aggregate principal amount of such lending commitment reduced to an amount not in excess of $25,000 from March 31, 1996 through the July 1, 1996 termination date. The Amended and Restated Credit Agreement was secured by a security interest in the domestic assets of the Company pursuant to a Security Agreement of even date therewith. Interest was at variable rates equal to the greater of the prime rate of interest, the base certificate of deposit rate plus 1.0 percent or the federal funds effective rate plus .5 percent for any day. A fee was payable quarterly on the commitment.

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

     On July 10, 1995, the Company entered into a
Debtor-In-Possession Credit Agreement (the "Debtor
In-Possession Credit Agreement") with its Lenders which was approved by the United States Bankruptcy Court for the District of Delaware on August 2, 1995. The proceeds of the Debtor-In-Possession Credit Agreement were used to repay the amounts outstanding under the Amended and Restated Credit Agreement. The Debtor-In-Possession Credit Agreement, as amended, provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24,000 through June 30, 1996 and $10,000 from June 30, 1996 through the September 30, 1996 termination date. The lenders have retained the right to terminate the loans under the Debtor-In-
Possession Credit Agreement with 60 days' notice at their sole discretion. Interest is 2 percent over the greatest of the Prime Rate, Base CD Rate plus 1 percent or Federal Funds Effective Rate plus .5 percent. Payment of dividends is prohibited by the terms of the Debtor-In-Possession Credit Agreement, under which the Company is limited to maximum monthly amounts of inventory and cash disbursements. Additionally, the Company is restricted to $500 of capital expenditures in each six month period ended December 31, 1995 and June 30, 1996. Management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Bankruptcy Proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary. The Debtor-In-Possession Credit Agreement is secured by all of the Company's assets. In January 1996, the Company repaid the funded portion of its bank loans. Other obligations remain outstanding under the Debtor-In-Possession Credit Agreement or the Amended and Restated Credit Agreement including reimbursement obligations under letters of credit and certain indemnification obligations.

       Aggregate borrowings under the Debtor-In-Possession Credit
Agreement for Fiscal 1996 and Amended and Restated Credit
Agreement for Fiscal 1995 and 1994 amounted to $1,330,700,
$1,376,208 and $750,548 for Fiscal 1996, 1995 and 1994,
respectively, while aggregate repayments were $1,348,100, $1,378,810 and $749,215 for Fiscal 1996, 1995 and 1994,
respectively.

     The Company is currently in discussion with its lenders to extend the Debtor-In-Possession Credit Agreement through confirmation of the POR. As part of the POR, the Company will attempt to secure a line of credit of approximately $10.0 million. The Company is currently in discussions with lenders to secure such financing.

8. Stockholders' Equity

     Authorized capital consisted of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock, both having $0.01 par value per share. As of June 30, 1996 and 1995, there were 30,250,000 shares of common stock and no shares of preferred stock outstanding.

     Under the Company's stock option plan, as amended, 3,900,000 shares of common stock were reserved for issuance to officers and key employees at June 30, 1996. Options are granted at the fair market value of the stock at the date of grant. The options become exercisable beginning three years from and expire ten years after date of grant.

     A summary of the stock option activity is presented as follows:

                               Price Range   Number of Shares

Outstanding June 30, 1993    $4.88 - 12.50         2,296,500
Granted                       5.13 -  6.50           528,500
Canceled                      5.75 - 12.50          (293,000)(1)
Outstanding June 30, 1994    $4.88 - 12.50         2,532,000
Granted                       2.75 -  3.25           684,000
Canceled                      3.25 - 12.50          (241,500)(1)
Outstanding June 30, 1995    $2.75 - 12.50         2,974,500
Canceled                      3.06 - 12.50        (1,275,500)(1)
Outstanding June 30, 1996    $2.75 - 12.50         1,699,000
Exercisable June 30, 1996    $2.75 - 12.50         1,262,000

(1)Cancelations result from employees' termination.



     The POR cancels all Common Stock of the Company and provides shareholders with warrants to purchase one share of common stock in the reorganized company for each ten shares of Common Stock of the Company.





9. Geographic Area Information

     The Company operates in one industry segment which includes design, manufacture and distribution of typewriters, personal word processors and related accessories. The Company manufactures its products principally at its facility located in Mexico and distributes its products through a variety of distribution channels, domestically and internationally. Transfers between geographic areas are generally priced to recover cost plus an appropriate markup for profit. Information regarding the Company's operations in different geographic locations is shown below:

                                          For the year ended June 30,
                                  1996        1995        1994
Net sales to customers:
   United States             $ 90,470     $158,047    $215,539
   Singapore                        -            -       4,950
   Europe                      17,773       26,645      27,277
   Other Foreign                4,305       11,617      13,540
      Total                  $112,548     $196,309    $261,306

Inter-area transfers:
   United States             $ 11,287      $21,108     $22,033
   Singapore                   22,480       74,060      72,193
   Europe                           -            -           -
   Other Foreign                6,735        9,457       7,398
      Total                  $ 40,502     $104,625    $101,624

Operating income (loss):
   United States             $(14,944)    $(24,466)    $15,939
   Singapore                   15,737       (8,294)      5,422
   Europe                      (6,461)      (6,572)     (6,022)
   Other Foreign                 (730)        (129)     (1,273)
   Corporate                   (3,815)      (7,187)     (5,617)
   Eliminations                 1,637         (118)        (27)
      Total                  $ (8,576)    $(46,766)   $  8,422

Identifiable assets:
   United States             $ 69,036      $88,741    $131,356
   Singapore                      431       21,702      26,250
   Europe                       8,548       17,002      17,351
   Other Foreign                5,857        8,621      18,731
      Total                  $ 83,872     $136,066    $193,688


     Sales to one of the Company's largest customers, Wal-Mart Stores, Inc., amounted to 10.1%, 14.0% and 12.2% of consolidated net sales during 1996, 1995 and 1994, respectively. Additionally, in 1996, sales to Office Depot amounted to 12.5% of consolidated net sales. The above customers were the only customers responsible for more than 10% of net sales in the periods noted.


10. Pension Plans and Postretirement Benefits

     The plans covering salaried employees generally provide pension benefits that are based upon formulas that reflect all service with the Company and its predecessors and the employee's compensation during the employee's highest five of the last ten consecutive years of service before retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Subject to its initiation of proceedings to seek termination of its defined benefit pension plans (discussed below), the Company's policy has been to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

     The net periodic pension cost (income) for the years ended
June 30, 1996, 1995 and 1994 is comprised of the following components:


                                  1996       1995      1994
Service cost                   $1,455      $1,664     $1,979
Interest cost                   5,656       5,398      5,396
Return on plan assets:
 Actual                        (7,347)     (9,097)       143
 Unrecognized (gain) loss       1,498       3,395     (5,687)
Amortization of deferred
  costs and actuarial gains      (227)       (595)      (494)
Net curtailment gain           (1,524)          -          -
Pension cost (income)          $ (489)     $  765     $1,337

</TABLE

     The net curtailment gain was a result of the Restructuring.

     The assumptions used in the development of these amounts were:


                                  1996        1995       1994
Discount rate                    7.50%       8.00%      8.00%
Rates of increase in
   compensation levels           4.50%       5.50%      5.50%
Rate of return on
   plan assets                   9.25%       9.25%      9.25%





    The following tables set forth the funded status and amounts recognized in the Company's consolidated balance sheets:


                                                  June 30, 1996
                                             Over-     Under-
                                            Funded     Funded
                                             Plans      Plans          Total
Actuarial present value
 of benefit obligation:
Vested benefit obligation                  $37,869    $32,727        $70,596
Accumulated benefit obligation             $38,693    $32,733        $71,426

Projected benefit obligation               $42,972    $32,733        $75,705
Market value of assets
 (principally publicly traded
 securities)                               $39,528     29,238         68,766
Funded status                                3,444      3,495          6,939
Unrecognized gains                           5,241      5,501         10,742
Net accrued pension liability              $ 8,685    $ 8,996        $17,681

     The net accrued pension liability in the amount of $17,681 is reflected on the June 30, 1996 consolidated balance sheet as liabilities subject to compromise.

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

     As part of its ongoing reorganization efforts under the Bankruptcy Proceedings, on August 7, 1996 the Company issued a notice of intent to terminate its defined benefit pension plans. As of September 1, 1996 no future benefits for plan participants will be earned and, if the required approvals are obtained, such plans would then terminate on October 6, 1996. The termination will result in a first quarter curtailment gain of approximately $3,394. See Note 17 for a subsequent event related to the Pension
Plans.

     The Company also has defined contribution savings plans covering its domestic and certain of its foreign employees, under which the Company matches a portion of the contributions made by participating employees. The Company's costs for matching contributions under savings plans totaled $337, $543 and $681 for the years ended June 30, 1996, 1995 and 1994, respectively.

     The Company has a non-qualified supplemental pension plan covering certain employees which provides for incremental pension payments from the Company's funds. The net accrued pension liability related to the unfunded plan was $1,869 and $1,893 at June 30, 1996 and 1995, respectively. The net accrued pension liability in the amount of $1,869 is reflected on the June 30, 1996 consolidated balance sheet as liabilities subject to compromise. Pension expense for the non-qualified plan was $189, $683 and $450 in Fiscal 1996, 1995 and 1994, respectively. The plan was terminated and additional benefit accruals ceased on January 31, 1996 which resulted in a curtailment gain of $213.

     The Company also provides health care and life insurance benefits for certain retired employees. Substantially all of the Company's domestic employees, and certain employees in foreign countries, may become eligible for such benefits if they reach a specified retirement age while working for the Company.

     Summary information on the Company's postretirement benefit plans, which are unfunded, is as follows:


                                                       Year ended June 30,
                                                   1996         1995
Financial status of plans:
 Accumulated postretirement
  benefit obligation (APBO):
   Retirees                                     $ 8,626       $7,893
   Fully eligible, active
    plan participants                             1,200        2,344
   Other active plan
    participants                                    929        2,112
   Unrecognized gains                             1,742          650
Accrued postretirement
 benefit cost                                   $12,497      $12,999

     The accrued postretirement benefit cost as of June 30, 1996 has been reflected on the balance sheet as liabilities subject to compromise.



     The components of net periodic postretirement benefit cost are as follows:

                                               Year ended June 30,
                                           1996         1995
Service cost, benefits attributed to
 employee service during the year         $130          $189
Interest cost on accumulated
 postretirement benefit obligation         802           884
Amortization of gains                     (109)          (55)
Net curtailment gain                      (639)            -
Net periodic postretirement benefit
 cost                                    $ 184        $1,018

     The net curtailment gain was primarily the result of the sale of Histacount Corporation and employee terminations.

     The discount rate used in determining the APBO was 7.5% and 8.0% in 1996 and 1995, respectively. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.5% and 11% in 1996 and 1995, respectively, declining to an ultimate rate of 5.5% over approximately sixty years.

     If the health care cost trend rate assumptions were increased by 1%, the APBO as of June 30, 1996 would have been increased by approximately 8%. The effect of this change in health care cost trend rates on net periodic postretirement benefit cost in Fiscal 1996 would have been an increase of approximately 10%.

11. Discontinued Operations

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

     Accordingly, the consolidated statements of operations reflect SCM Office Supplies, Inc. and Histacount Corporation's operating results as discontinued operations.


    Summary operating results of discontinued operations are as follows:

                                          Year ended June 30,
                                          1996   1995                1994
Net sales                                $    -  $5,774             $85,375
Income from operations
 before income taxes                     $    -  $1,018             $ 3,388
Income taxes                                  -     347               1,155
Net income from operations                          671               2,233
Gain (loss) on disposal
 of assets (net of taxes
 of $0, $(196) and $(297),
  respectively)                               -   9,127              (2,200)
  Net income                             $    -  $9,798             $    33


12. Income Taxes

     The components of income (loss) from continuing operations before income taxes are as follows:

                                                         Year ended June 30,
                                            1996              1995               1994
United States                          $(21,590)          $(37,798)            $2,723
Foreign                                  12,499             (9,933)             4,991
   Total                               $ (9,091)          $(47,731)            $7,714

     The components of income tax expense consist of:

                                                        Year ended June 30,
                                            1996               1995               1994
United States:
   Current                              $(1,921)            $   141              $  203
   Deferred                               2,217               8,787               1,339
Foreign                                   1,218               2,071                 165
State                                       517               3,666               1,771
   Total                                $ 2,031             $14,665              $3,478

     Income tax expense is included in the financial statements as follows:

                                                                   Year ended June 30,
                                            1996              1995                1994

Continuing operations                    $ 2,031           $14,514               $2,620
Discontinued operations                        -               151                  858
   Total                                 $ 2,031           $14,665               $3,478





    The components of the net deferred tax assets were as follows:

                                                        June 30,
                                            1996              1995
Deferred tax assets:
  Accounts receivable                    $1,365             $1,049
  Inventory                               3,144              2,311
  Postretirement benefits
   other than pensions                    4,777              4,969
  Pension                                 6,758              7,187
  Restructuring                           3,476              2,755
  Other liabilities                       6,250              8,529
  Property, plant and equipment           3,924                  -
  Net operating loss carryforwards       18,963             18,288
  Capital loss carryforwards              7,529              7,647
  Miscellaneous                           2,480              2,304
  Valuation allowances                  (58,666)           (50,241)
  Total deferred tax assets             $     -            $ 4,798

Deferred tax liabilities:
  Property, plant and equipment         $     -             $1,392
  Miscellaneous                               -                  -
  Total deferred tax liabilities              -              1,392
Net deferred tax assets                 $     -            $ 3,406

     The Company recorded a Fiscal 1996 charge to income tax expense increasing valuation allowances to provide for full valuation of all of its deferred income tax assets. The Company recorded a Fiscal 1995 charge to income tax expense representing establishment of valuation allowances against substantially all of its domestic deferred income tax assets. The valuation allowance reflects the Company's assessment that the Bankruptcy Proceedings of Smith Corona Corporation and ongoing operating losses have impaired the realization of such net deferred tax assets.

     The provisions for income taxes differ from the amounts computed by applying the federal income tax statutory rate. The following is a summary of the reasons for these differences:

                                                                                       Year Ended June 30,
                                                 1996               1995                               1994
Income (loss) from continuing
  operations before income taxes             $(9,091)           $(47,731)                           $ 7,714
Statutory tax rate                                34%                34%                                34%
Tax computed at statutory rate                (3,091)            (16,229)                             2,623
Increase (reduction):
State income taxes,
   net of federal benefit                        405              (1,685)                            (1,707)
Effect of foreign earnings                      (930)              1,105                             (3,467)
Valuation allowance                            8,425              32,232                             15,670
Other adjustments                             (2,778)               (909)                           (10,499)
   Total                                     $ 2,031            $ 14,514                            $ 2,620

    All U.S. income tax returns through June 30, 1995 have been examined by the Internal Revenue Service. The examination resulted in a current liability of approximately $2,500. The New York State tax authority completed examination of all returns through June 30, 1995. Settlement of this examination resulted in a current liability of $300. The current liabilities to the Internal Revenue Service and New York State as a result of the examinations will be paid pursuant to the POR. The other adjustments of $2,778, noted in the table above, primarily relate to adjustments to current taxes payable for the results of the Internal Revenue Service and New York State tax examinations.

    The Company's Singapore operations had been granted "pioneer tax status" until February 1994 by the Singapore government and, as a result, have paid no Singapore taxes on unremitted Singapore earnings to that date. The impact of the change in status was not significant in Fiscal 1996, 1995 and 1994.

13. Commitments and Other Matters

    See Note 1 and Note 17 for a description of certain matters related to the Bankruptcy Proceedings.

    Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities or by private parties. At June 30, 1996 and 1995, the Company had recorded liabilities of approximately $4,160 and $4,203, respectively, related to environmental matters. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not presently determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

   The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site" and, together with the Groton Site, the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. Remediation programs at the Owner/Operator Sites currently consist of round-the-clock pumping and filtering (Cortlandville) or soil venting with a soil infiltration injection system (Groton). The costs associated with the respective programs had largely been paid by the Company prior to the Petition Date. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. The Company believes it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville sites. Claims asserted by the New York Department of Environmental Conservation ("DEC") in the Company's bankruptcy proceedings for past and future costs at the Groton and Cortlandville Sites, and at eight other sites, were resolved by the Company and the State of New York on August 6, 1996 at amounts which were not material to the financial results.

    The Company is involved in proceedings with the DEC and the Suffolk County Department of Health ("Suffolk DOH")regarding the clean-up of a now-closed manufacturing facility in Melville, New York (the "Melville Site"). The Company's wholly-owned subsidiary SCC LI Corp., formerly known as Histacount, was a lessee of the Melville Site beginning in June 1989, and sublessor of the Site to HC Delaware Acquisition Corp., now known as Histacount ("New Histacount"), beginning in November 1994. The Company has never been an owner, operator, or lessee of the Melville Site.

    On March 9, 1995, New Histacount, in contemplation of vacating the facility, submitted to the DEC its updated closure plan (the "Closure Plan") for the Melville Site pursuant to the applicable law. The DEC approved the Closure Plan on or about July 25, 1995 and, on August 12, 1995, SCC LI Corp. terminated
its lease.   Accordingly, the property was vacated and all
operations at the Melville Site ceased. On June 27, 1996, O'Brien & Gere Engineers, Inc. ("O'Brien & Gere") prepared a scope of work for the Melville Site that reflects agreements reached between the Company and the DEC (the "Scope of Work"). The Company has proceeded to perform the testing and work specified in the Scope of Work. Test results on soil borings and groundwater samples taken by O'Brien & Gere pursuant to the Scope of Work indicate that any contaminants are below levels that would require clean-up action under New York law.
   In June 1992, the Company was served with a summons and complaint in the United States District Court for the Northern District of New York in a private contribution action, brought pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The plaintiffs in this action are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. The action, which lists the Company and fourteen other persons or entities as defendants, seeks contribution or reimbursement for response costs incurred to date, and to be incurred in the future, for the environmental remediation of a site in Cortland, New York known as the Rosen Site ("Rosen Site"). Based on the Company's records and other evidence available to it, management does not believe that the Company disposed of any hazardous substances at this site and is vigorously contesting this matter. Claims concerning the Rosen Site have been filed against the Company in the Bankruptcy Court by the United States Environmental Protection Agency, the DEC, and certain plaintiffs and defendants in the Cooper Industries action. Based on agreements previously reached with those parties, the Company expects that all claims relating to the Rosen Site will be tried together in the Bankruptcy Court or the United States District Court for the District of Delaware.

   The Company is also a defendant or plaintiff in various other legal actions which have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operation.

   On June 29, 1995, the Company entered into an agreement with a consulting firm to provide interim management and financial consulting services to the Company. Under the terms of the agreement, the consulting firm's President is serving as the President, Chief Executive Officer and Director of the Company. This firm will also provide other professional staff as deemed necessary. Fees for services range from $1.7 to $2.5 per day per professional which currently aggregates approximately $125 per month.

14. Restructuring Costs

     Over the past few years, the Company has faced intense competition from foreign producers. On May 8, 1995 the Company announced a major Restructuring whereby the Company's typewriter manufacturing would be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action resulted in the termination of approximately 1,300 workers in Singapore and Batam Island. Original expectations were to replace these workers with approximately 600 additional workers in Mexico which would have resulted in approximately $10,000 pretax annual savings, primarily through lower labor costs as well as the greater utilization of the Mexico facility. However, due to lower than expected volumes, fewer replacement workers have been hired. The Company ceased production in Singapore and Batam Island, Indonesia in November 1995, and relocated equipment to Mexico where typewriter production commenced in December 1995. The Company sold certain of its Singapore machinery and equipment for proceeds of approximately $2,333 resulting in a loss of approximately $1,489 which was accrued as part of the Fiscal 1995 restructuring charge. Additionally, the Company sold its Singapore facility and the underlying land lease on February 8, 1996 for net proceeds of approximately $21,041. The sale of the facility resulted in a third quarter pretax gain of approximately $17,755 and is included in restructuring income.

    In addition to the relocation of typewriter manufacturing to Mexico, the Company also eliminated approximately 180 support positions within research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations. Approximately $10,000 in additional annual pretax savings are expected from elimination of these support positions. These reductions were completed by the end of the first quarter of Fiscal 1996 and resulted in a first quarter pension curtailment gain of approximately $1,524 and is included in restructuring income.

    As a result of these actions, the Company recorded a pretax charge of approximately $14,870 in the fourth quarter of Fiscal 1995, of which approximately $1,877 represents primarily non-cash machinery and equipment asset write-offs, and the remainder relates to employee severance. Additionally, certain costs, primarily relating to the shutdown of Singapore operations, of approximately $1,622 pretax (originally expected to be approximately $6,000 pretax), were recognized as charges to operations as incurred during fiscal year 1996 as they do not qualify as restructuring costs.

    The Fiscal 1996 restructuring provision and subsequent activity is as follows:

                                    Asset
                                   Impair-   Other
                       Severance    ments    Costs    Total
1995 Provision         $12,993     $1,492    $ 385    $14,870
1995 Activity (1)       (1,499)         -     (100)    (1,599)
June 30, 1995 balance   11,494      1,492      285     13,271
1996 Activity (2)       (6,809)    (1,492)      35     (8,266)
June 30, 1996 balance  $ 4,685     $    -    $ 320    $ 5,005

(1)  Represents cash payments, except for other costs which are non-cash items.
(2) Represents cash payments for severance of approximately $6,286 and non-cash items for foreign currency exchange rate changes, severance provision adjustments and writeoff of property, plant and equipment. The net increase in other costs represents expected future cash payouts for final liquidation of Singapore operations.

      The remaining severance amount of $4,685 and $279 of other costs are reflected on the June 30, 1996 consolidated balance sheet as liabilities subject to compromise.

     In July 1992, in an effort to maintain its position as a low-cost producer in a highly competitive worldwide business, the Board of Directors approved and the Company announced a plan to phase out the Company's manufacturing operations in Cortland, New York and relocate them to a new facility in Mexico. As a result of this decision, during Fiscal 1993, the Company provided $16,500 in restructuring charges, of which approximately $3,000 was non-cash in nature (see table below).


     The Fiscal 1993 restructuring provision and subsequent activity is as follows:

                                   Asset     Asset
                                Redeployment Impair- Other
                      Severance    Costs     ments   Costs    Total
1993 Provision       $8,300       $3,300   $3,000   $1,900  $16,500
Activity(1)          (1,050)      (1,150)    (621)  (1,900)  (4,721)
June 30, 1993 balance  7,250       2,150    2,379        -   11,779
Activity (1)         (3,945)      (2,150)  (1,552)       -   (7,647)
June 30, 1994 balance  3,305           -      827        -    4,132
Activity (1)         (1,969)           -     (827)       -   (2,796)
Credit Provision (2) (1,286)           -        -        -   (1,286)
June 30, 1995 balance     50           -        -        -       50
Activity (2)            (50)           -        -        -      (50)
June 30, 1996 balance $    -      $    -   $    -   $    -  $     -

     (1) Represents cash payments, except for the asset impairments, which are non-cash items
     (2) Severance no longer required due to Fiscal 1995 restructuring action.

     The severance cost was related to approximately 875 employees at the Cortland facility. Severance benefit arrangements that would be available to employees whose positions were eliminated were communicated through a Company memorandum to all Cortland, N.Y. employees when the restructuring action was adopted and announced in July 1992. By the end of June 1994 all affected individuals had been terminated.

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

     The relocation plan, originally anticipated to take approximately one year to complete, was delayed as a consequence of heavy spring 1993 rainfall in Baja California together with a reevaluation of lease versus purchase of the facility. By the end of Fiscal 1994, the Company had essentially completed the relocation. The annual savings resulting from the restructuring originally anticipated in 1994 were not realized as cost of sales continued to reflect the higher Cortland manufacturing labor costs. The annual savings of approximately $15.0 million was substantially realized during Fiscal 1995. In Fiscal 1996 and Fiscal 1995, a reduction in restructuring costs of $50 and $1,286, respectively, were recognized as a further result of the Singapore restructuring activities.

15. Quarterly Financial Data (Unaudited)

Fiscal Year Ended                    First      Second      Third      Fourth
June 30, 1996                        Quarter(2) Quarter(3)  Quarter(4) Quarter(5)
Net sales                            $33,463    $36,303    $20,026    $ 22,756
Gross margin                           4,003        904      1,112       3,174
Operating income (loss)               (4,852)    (8,468)     9,322      (4,578)
Net income (loss)                    $(5,429)   $(8,636)   $ 9,071    $ (6,128)
Earnings per common
 share (1):
  Net income (loss) per
   share                              $(.18)      $(.29)      $.30       $(.20)

Fiscal Year Ended                    First      Second      Third      Fourth
June 30, 1995 (6)                    Quarter    Quarter     Quarter(7) Quarter(8)

Net sales                            $60,114    $63,351    $31,384     $41,460
Gross margin                          13,011     13,275     (4,865)     (6,071)
Operating income (loss)                1,741        826    (19,042)    (30,291)(9)
Income (loss) from
 continuing operations                   944        324    (12,102)    (51,411)
Discontinued operations
 (net of income taxes):
  Income from discontinued
   operations                            270        115          -         286
  Gain on disposal of
   discontinued operations                 -       8,722         -         405
Net income (loss)                    $ 1,214      $9,161  $(12,102)   $(50,720)
Earnings per common
 share (1):
  Income (loss) from
   continuing operations             $  .03      $  .01   $   (.40)  $  (1.69)
  Discontinued operations
   (net of income taxes):
   Income from discontinued
    operations                          .01           -          -        .01
   Gain on disposal of
    discontinued operations               -         .29           -       .01
  Net income (loss) per
   share                             $  .04      $  .30   $   (.40)  $  (1.67)

(1) Based on 30,250,000 shares of common stock.
(2) Includes pension curtailment gain of approximately $1,500.
(3) Incudes gain from sale of property located in Cortland, New
York of
    approximately $1,300 and charges of approximately $4,300 for writedown of inventory.
(4) Includes gain from sale of Singapore property of
approximately
    $17,000.
(5) Includes charges related to writeoff of the remaining
deferred tax
    assets of approximately $3,406 and goodwill of $739 as a
result of
    uncertainty over future operations.  In addition, included is a charge
    of $900 relating to writedown of property, plant and
equipment and an      additional gain from the sale of the
Singapore building of $800.
(6) Amounts have been reclassified, where applicable, to reflect the discontinued operations of SCM Office Supplies, Inc. and Histacount Corporation.
(7) Includes charges of approximately $1,200 and $2,600 for write-downs of property, plant and equipment and inventory, respectively.
(8) Includes charges of approximately $3,400 and $5,500 for write-downs of property, plant and equipment and inventory, respectively, as well as an income tax charge of approximately $20,000 relating to the utilization of certain deferred income tax assets.
(9) Includes restructuring costs of $14,870.

16. Condensed Consolidated Proforma Financial Information
(unaudited)

     The following financial information separates the consolidated balance sheets as of June 30, 1996, and consolidated statements of operations and cash flows for the twelve months then ended, of those entities that are included in the Bankruptcy
Proceedings and those that are not.

              Condensed Consolidating Balance Sheets

                               Non-
                        Debtor-In   Debtor-In
                       Possession  Possession             Elimin-    Consol-
                         Entities    Entities              ations     idated
Current assets           $ 54,666  $ 14,075   $      -            $ 68,741
Property, plant
 and equipment             11,081     1,558          -              12,639
Other assets               79,708    16,642    (93,858)              2,492
   Total assets          $145,455   $32,275   $(93,858)           $ 83,872

Other current
 liabilities              $13,120    $1,504   $      -            $ 14,624
Intercompany with
 affiliates                24,637   (24,637)         -                   -
Liabilities subject
 to compromise             60,120         -          -              60,120
Stockholders' equity       47,578    55,408    (93,858)              9,128

Total liabilities and
 stockholders' equity    $145,455   $32,275   $(93,858)           $ 83,872

                 Condensed Consolidating Statements of Operations

                                              Non-
                             Debtor-In   Debtor-In
                            Possession  Possession   Elimin-   Consol-
                              Entities    Entities    ations    idated
Net sales                     $ 86,419   $ 26,129  $      -   $112,548
Net sales to affiliates         11,287     25,813   (37,100)         -
Cost of goods sold              83,511     19,844         -    103,355
Cost of goods sold to
 affiliates                      9,506     27,594   (37,100)         -

Gross margin                     4,689      4,504         -      9,193
Selling, administrative
 and research expenses          20,486      7,287         -     27,773
Restructuring income            (1,787)   (17,674)        -    (19,461)
Reorganization costs            10,255          -         -     10,255
Other (income) expense          (2,258)     1,460         -       (798)
Operating (loss)income         (22,007)    13,431         -     (8,576)
Dividend income                 12,773          -   (12,773)         -
Interest expense (income)          643       (128)        -        515
Income (loss) from
 operations before
 income tax                     (9,877)    13,559   (12,773)    (9,091)
Income taxes (benefit)           2,356       (325)        -      2,031
Net income (loss)             $(12,233)  $ 13,884  $(12,773)  $(11,122)






               Condensed Consolidating Statements of Cash Flows

                                            Non-
                                Debtor-In   Debtor-In
                               Possession  Possession   Elimin-   Consol-
                                 Entities    Entities    ations   idated
Cash Flows from
 operating activities:
Net (loss) income                $(12,233)  $13,884     $(12,773) $(11,122)
Adjustments to
 reconcile net income
 (loss) to net cash
 used in continuing
 operating activities:
  Noncash items and
   changes in
   operating assets
   and liabilities                 52,211   (38,008)      12,773    26,976
Net cash flow provided
   by (used in)
 operating activities              39,978   (24,124)           -    15,854
Cash flows from
 investing activities:
Proceeds from sale of
 property, plant
 & equipment                        1,429    23,374            -    24,803
Capital expenditures                 (314)      (17)           -      (331)
Net cash provided by
  investing activities              1,115    23,357            -    24,472
Cash flows from
 financing activities:
Bank loans
 (repayments), net                (17,400)        -            -   (17,400)
Net cash used in
 financing activities             (17,400)        -            -   (17,400)
Increase (decrease)
 in cash and cash
 equivalents                       23,693      (767)           -    22,926
Cash and cash
 equivalents at
 beginning of year                  3,027     3,976            -     7,003
Cash and cash
 equivalents at
 end of year                      $26,720   $ 3,209     $      -   $29,929

17. Subsequent Event

     The Company sponsors and maintains two defined benefit pension plans: (i) The Smith Corona Corporation Hourly Employees' Retirement Plan and SCM Office Supplies, Inc. Salaried Employees' and Hourly Employees' Retirement Plan, as amended and restated as of December 31, 1995; and (ii) the Smith Corona Corporation Salaried Employees' Retirement Plan, as amended and restated as of January 1, 1994 (collectively, the "Defined Benefit Plans"). Employees do not contribute to the Defined Benefit Plans.

     The Pension Benefit Guaranty Corporation ("PBGC") has required that the Company make estimated minimum funding contributions to the Defined Benefit Plans that management believes would cost the Company approximately $4,000 per year over the next 6 years. The Company consequently determined that termination of the Defined Benefit Plans would be in its best interests. Exercising its business judgment, the Company on August 6, 1996, decided to discontinue future benefit accruals under the Defined Benefit Plans as of September 1, 1996 and to seek termination of the Defined Benefit Plans as of October 6, 1996. On August 7, 1996, pursuant to applicable Federal law and regulations, the Company caused a Notice of Intent to Terminate to be issued to affected parties under the Defined Benefit Plans.

     On August 23, 1996, the Company filed with the Bankruptcy Court a Motion for Approval of Distress Termination of Pension Plans (the "Termination Motion"), together with supporting materials. Among other things, the Termination Motion asks the Bankruptcy Court to find that the Company meets the standards for distress termination of the Defined Benefit Plans, to approve such a termination pursuant to applicable statutes and regulations, and to determine the PBGC's claims, if any, arising from such a termination.

     The PBGC has stated that it opposes distress termination of the Defined Benefit Plans. On September 5, 1996, the PBGC filed in the Bankruptcy Court claims for minimum funding contributions and for unfunded benefit liabilities. The PBGC has stated that its claims against the Company and its subsidiaries upon termination of the Defined Benefit Plans would total approximately $26,000. On or about September 6, 1996, the PBGC moved to withdraw the reference of the Termination Motion and related issues from the Bankruptcy Court, and to have such issues decided by the United States District Court for the District of Delaware. The Company, joined by the Official Committee of Unsecured Creditors, has opposed the PBGC's motion. Notwithstanding the pendency of the PBGC's motion, the Company, the PBGC, and the Official Committee of Unsecured Creditors have agreed to conduct discovery relating to the Termination Motion on an expedited basis.

     Management believes that, if resolved adversely to the Company, issues relating to termination of the Defined Benefit Plan would have a material adverse effect on the Company's ability to reorganize.






                                       Financial Statement Schedule II

             SMITH CORONA CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS
          For the years ended June 30, 1996, 1995 and 1994
                           (In thousands)

                                    Balance
                                         at  Charged to               Balance at
                                  Beginning   Costs and Reductions-       End of
                                  of Period    Expenses   Writeoffs       Period
Year ended June 30, 1996:
 Allowance for doubtful
   trade receivables                $ 1,484      $  523      $  431      $ 1,576
 Allowance for inventory
   obsolescence and shrinkage       $10,595      $5,199      $8,242      $ 7,552

Year ended June 30, 1995:
 Allowance for doubtful
   trade receivables                 $1,512      $   61      $   89      $ 1,484
 Allowance for inventory
   obsolescence and shrinkage        $4,037      $9,930      $3,372      $10,595

Year ended June 30, 1994:
 Allowance for doubtful
   trade receivables                 $1,342       $ 170      $    -      $ 1,512
 Allowance for inventory
   obsolescence and shrinkage        $7,801      $3,021      $6,785      $ 4,037





                         EXHIBIT INDEX
EXHIBIT #

2.1    Third Amended Second Disclosure Statement pursuant to
       section 1125 of the Bankruptcy Code in respect of Debtors' Third Amended Second Joint Plan of Reorganization and exhibits thereto.
10.10 Smith Corona Corporation Retirement Savings and Investment Plan Amendment effective October 18, 1995.
10.12 Histacount Corporation Retirement Savings and Investment Plan Amendment effective October 18, 1995.
10.15 Smith Corona Corporation Secretary's Certificate resolving the termination of the Smith Corona Corporation Supplemental Executive Retirement Plan effective January 31, 1996.
10.36 Smith Corona Corporation Hourly Employees' Retirement Plan and SCM Office Supplies, Inc. Salaried Employees' and Hourly Employees' Retirement Plan.
10.52 Fourth Amendment to Debtor-In-Possession Credit Agreement dated as of June 30, 1996.
10.56 Sale by Tender between Smith Corona Private Limited and ST Computer Systems & Services Ltd., dated November 2, 1995.
21     Schedule of Subsidiaries of the Registrant
23     Consent of Deloitte & Touche LLP
27     Financial Data Schedule (Edgar Filing Only)