Form 10-Q
period 1996-09-30
SMITH CORONA CORP
filed 1996-11-13
CIK 851292

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549
                            FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1996

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

                                             Outstanding at
          Class                              November 7, 1996

Common Stock, par value $.01                    30,250,000
per share









                    SMITH CORONA CORPORATION

                             INDEX


                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 1996
          and June 30, 1996                                     1

          Consolidated Statements of Operations - For the
          three months ended September 30, 1996 and 1995        2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the three months
          ended September 30, 1996                              3

          Consolidated Statements of Cash Flows - For the
          three months ended September 30, 1996 and 1995        4

          Notes to Consolidated Financial Statements         5-17


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                17-22


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    22

Item 5.   Other Information                                 22-23

Item 6.   Exhibits and Reports on Form 8-K                  23-24


Signatures                                                     25

Exhibit Index





                SMITH CORONA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)


                                          September 30,    June 30,
                                              1996          1996
ASSETS                                                  (audited)
  Current assets:
    Cash and cash equivalents               $ 30,869    $ 29,929
    Accounts receivable (net of allowance
      for doubtful accounts of $816 and
      $1,576, respectively)                   14,641      17,185
    Inventories                               15,657      16,873
    Prepaid expenses and other current
      assets                                   4,716       4,754
    Total current assets                      65,883      68,741

  Property, plant and equipment, net          11,713      12,639
  Other assets                                 2,472       2,492

    TOTAL                                   $ 80,068    $ 83,872

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                          $  3,918    $  3,569
    Accrued liabilities                        9,797      10,353
    Income taxes payable                         663         702
    Total current liabilities                 14,378      14,624

  Liabilities subject to compromise           56,477      60,120
    Total liabilities                         70,855      74,744
  Stockholders' equity:
    Common stock-30,250,000 shares issued
       and outstanding                           303         303
    Additional paid-in capital                44,697      44,697
    Accumulated deficit                      (35,787)    (35,872)
    Total stockholders' equity                 9,213       9,128

    TOTAL                                   $ 80,068    $ 83,872

See accompanying notes to consolidated financial statements.




                SMITH CORONA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ in thousands, except per share amounts)


                                           Three months ended
                                              September 30,
                                             1996      1995

Net sales                                  $ 20,986  $ 33,463
Cost of goods sold                           17,057    29,460
  Gross margin                                3,929     4,003
Selling, administrative
  and research expenses                       1,384     6,755
Reorganization costs                          2,125     3,209
Restructuring expense(income)                     -    (1,524)
Other expense                                   347       415
Operating income (loss)                          73    (4,852)
Interest expense (income)                        (5)      402

Income (loss) before income
  taxes                                          78    (5,254)
Income taxes (benefit)                           (7)      175
Net income (loss)                           $    85  ($ 5,429)

Earnings per common share-
  Net income (loss) per share                  $. -     $(.18)

See accompanying notes to consolidated financial statements.




                SMITH CORONA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the three months ended September 30, 1996
                           ($ in thousands)

                                    Additional
                           Common   Paid-In    Accumulated
                            Stock   Capital    Deficit     Total

Balance June 30, 1996        $303   $44,697    $(35,872) $ 9,128

Net income                      -         -          85       85


Balance September 30, 1996   $303   $44,697    $(35,787) $ 9,213

See accompanying notes to consolidated financial statements.





           SMITH CORONA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)

                                               Three months ended
                                                  September 30,
                                                   1996    1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $    85  $(5,429)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
      Depreciation and amortization               1,054    1,448
      Loss (gain) on disposition of
        property, plant equipment                  (458)      70
      Inventory provisions                          745      762
      Pension curtailment gain                   (3,394)  (1,524)
      Other noncash items                             -      415
      Changes in assets and liabilities:
          Accounts receivable                     2,544      131
          Inventories                               471    7,473
          Prepaid expenses and
            other current assets                     38   (1,851)
          Other assets                               20       18
          Trade payables                            349   (4,039)
          Accrued liabilities and income taxes
           payable                                 (595)   1,578
          Postretirement benefits and pension
           liability                                  -      337
          Other long-term liabilities                 -      112
  Net cash provided by (used in)
    operating activities                            859     (499)
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property,
    plant and equipment                             466        -
  Capital expenditures                             (136)     (68)
  Net cash provided by (used in)
   investing activities                             330      (68)
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank loans (repayments), net                        -   (4,200)
  Liabilities subject to compromise                (249)       -
  Net cash used in financing activities            (249)  (4,200)
  Increase (decrease) in cash
   and cash equivalents                             940   (4,767)
  Cash and cash equivalents:
    Beginning of period                          29,929    7,003
    End of period                               $30,869  $ 2,236

See accompanying notes to consolidated financial statements.




          SMITH CORONA CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
        ($ in thousands, except per share amounts)

NOTE 1 - PETITION FOR REORGANIZATION UNDER CHAPTER 11 AND BASIS
         OF PRESENTATION

On July 5, 1995 (the "Petition Date"), Smith Corona Corporation (the "Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Prior to August 18, 1995, the bankruptcy proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (formerly known as "Histacount Corporation") and Hulse Manufacturing Company, all wholly-owned nonoperating subsidiaries of the Company (collectively, the "Nonoperating Subsidiaries"), filed Chapter 11 petitions (collectively, the "Bankruptcy Proceedings"). The Bankruptcy Proceedings primarily relate to all U.S. assets and operations and do not pertain to the Company's international subsidiaries. Condensed consolidating proforma financial information for the entities included in the Bankruptcy Proceedings are presented in Note 9. Since July 5, 1995, the Company has been operating as a debtor-in-possession. See Note 10 for a description of other domestic subsidiaries of the Company added to the Bankruptcy Proceedings.

The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect adjustments or provide for the potential consequences of the Bankruptcy Proceedings. In particular, the consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) prepetition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The Company had recurring losses from operations in the twelve months ended June 30, 1996 and 1995 ("Fiscal 1996" and "Fiscal 1995," respectively); had difficulty meeting its Amended and Restated Credit Agreement (as hereinafter defined) covenants during the fourth quarter of Fiscal 1995; has had to obtain waivers to certain of its Debtor-In-Possession Credit Agreement covenants during Fiscal 1996; has an accumulated deficit at September 30, 1996; and cannot presently determine with certainty the ultimate liability which may result from the filing of claims in connection with the Bankruptcy Proceedings. These conditions along with uncertainties surrounding the Company's Third Amended Second Joint Plan of Reorganization ("POR") raise substantial doubt as to the Company's ability to continue as a going concern.

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

Liabilities recorded by the Company as of September 30, 1996 and June 30, 1996, respectively, that are expected to be compromised under any plan of reorganization consist of the following:

                                            September 30,             June 30,
                                                   1996                  1996
Trade payables                                  $10,429               $10,417
Accrued liabilities                              11,240                10,787
Income taxes payable                              3,088                 3,088
Postretirement benefits                          12,556                12,497
Pension liability                                13,482                17,681
Other long-term liabilities                       5,682                 5,650
     Total(1)                                   $56,477               $60,120

(1) Excludes a net intercompany payable in the amount of $24,505 and $24,637, respectively, to the Company's subsidiaries not included in the Bankruptcy Proceedings.

The Company recorded reorganization costs relating to its Bankruptcy Proceedings aggregating $2,125 for the three months ended September 30, 1996. These charges include professional fees and costs associated with the distribution of the POR for the solicitation of creditors offset by interest income earned on domestic cash balances of $334 and a purchase deposit forfeiture of $500.

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995.
Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company has recorded in other income an estimated loss on liquidation of approximately $415 and $291 in the first and third quarters, respectively, of Fiscal 1996. The Company has established a distributor relationship and is currently exploring other potential distributor relationships in the Australian market for the purpose of maintaining its distribution capacity.

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

The Company's Disclosure Statement in connection with the POR was mailed to eligible creditors on September 16, 1996. Other dates approved by the Bankruptcy Court for the Company's events are:
October 18, 1996, administrative claims bar date for claims that occurred on or before August 16, 1996; and October 18, 1996 (4:30 P.M., Prevailing Eastern Time), deadline for receipt of all ballots. The confirmation hearing, originally scheduled for October 31, 1996, has been postponed and has not yet been rescheduled.

During Fiscal 1996, the Company had discussions with various third party investors, none of which resulted in a transaction being consummated. The POR does not contemplate any third party investment.

The POR is subject to Bankruptcy Court approval. Under the POR, the Company intends to satisfy all allowed general unsecured claims through the distribution of the unsecured class cash of $10,780 (less any amounts paid to holders of allowed convenience class claims discussed below) and 85% of the reorganized company's common stock to holders of such claims. The Company intends to satisfy all allowed claims senior to allowed general unsecured claims by the payment in full in cash or notes (as provided for by the Bankruptcy Code) or the assumption of all such claims. In addition, allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) shall receive payment in cash in an amount equal to 60% of the amount of such claim. Finally, registered holders of the Company's Common Stock shall receive warrants to purchase one share of common stock in the reorganized company for each ten shares of Common Stock of the Company.

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

On an operational level, initially the reorganized company will continue its business on a global basis with manufacturing operations in Mexico and sales and marketing operations in the United States and certain international markets. The reorganized company's Mexico facility also plans to provide contract manufacturing services to other equipment manufacturers ("OEMs") on a cost plus basis thereby providing a contribution towards manufacturing overhead expenses. Ideally, prospective OEMs may also form the basis for new product strategic alliances. Additionally see Note 4 for a description of the termination proceedings for the Defined Benefit Plans.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements, although not necessarily indicative of results of operations for the entire fiscal year, include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results for the periods covered. They have been prepared by the Company without audit in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended June 30, 1996, as contained in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to the prior year's financial statements to conform with the fiscal 1997 presentation.

NOTE 3 - CONTINGENCIES

See Note 4 for a description of the termination proceedings for the Defined Benefit Plans. See Note 1 for a description of the Bankruptcy Proceedings.

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or are the subject of lawsuits filed by such authorities or by private parties. At September 30, 1996 and June 30, 1996, the Company had recorded liabilities of approximately $4,041 and $4,160, respectively, related to environmental matters. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not presently determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site" and, together with the Groton Site, the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. Remediation programs at the Owner/Operator Sites currently consist of round-the-clock pumping and filtering (Cortlandville) or soil venting with a soil infiltration injection system (Groton). The costs associated with the respective programs had largely been paid by the Company prior to the Petition Date. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. The Company believes it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville sites. Claims asserted by the New York Department of Environmental Conservation ("DEC") in the Company's bankruptcy proceedings for past and future costs at the Groton and Cortlandville Sites, and at eight other sites, were resolved by the Company and the State of New York on August 6, 1996 at amounts which were not material to the Company's financial results.

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

On March 9, 1995, New Histacount, in contemplation of vacating the facility, submitted to the DEC its updated closure plan (the "Closure Plan") for the Melville Site pursuant to the applicable law. The DEC approved the Closure Plan on or about July 25, 1995 and, on August 12, 1995, SCC LI Corp. terminated its lease. Accordingly, the property was vacated and all operations at the Melville Site ceased. On June 27, 1996, O'Brien & Gere Engineers, Inc. ("O'Brien & Gere") prepared a scope of work for the Melville Site that reflects agreements reached between the Company and the DEC (the "Scope of Work"). The Company proceeded to perform the testing and work specified in the Scope of Work. Test results on soil borings and groundwater samples taken by O'Brien & Gere pursuant to the Scope of Work indicate that any contaminants are below levels that would require clean-up action under New York law.

In June 1992, the Company was served with a summons and complaint in the United States District Court for the Northern District of New York in a private contribution action, brought pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The plaintiffs in this action are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. The action, which lists the Company and fourteen other persons or entities as defendants, seeks contribution or reimbursement for response costs incurred to date, and to be incurred in the future, for the environmental remediation of a site in Cortland, New York known as the Rosen Site ("Rosen Site"). Based on the Company's records and other evidence available to it, management does not believe that the Company disposed of any hazardous substances at this site and is vigorously contesting this matter. Claims concerning the Rosen Site have been filed against the Company in the Bankruptcy Court by the United States Environmental Protection Agency, the United States Department of the Interior, the DEC, and certain plaintiffs and defendants in the Cooper Industries action. Based on agreements previously reached with those parties and an October 23, 1996 decision by the District Court for the District of Delaware denying certain Rosen Site claimants' motion to withdraw the reference to Bankruptcy Court, all claims against the Company relating to the Rosen Site will be tried together in the Bankruptcy Court. Trial is currently scheduled for December 3, 1996.

The Company is also a defendant or plaintiff in various other legal actions that have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operation.

NOTE 4 - PENSION PLAN TERMINATION

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

Management believes that estimated minimum funding contributions to the Defined Benefit Plans would aggregate approximately $14,800 over the next 5.5 years. The Company consequently determined that termination of the Defined Benefit Plans would be in its best interests and would maximize the chances that the reorganized entity will survive. Exercising its business judgment, the Company on August 6, 1996, decided to discontinue future benefit accruals under the Defined Benefit Plans as of September 1, 1996 and to seek termination of the Defined Benefit Plans as of October 6, 1996. On August 7, 1996, pursuant to applicable Federal law and regulations, the Company caused a Notice of Intent to Terminate to be issued to affected parties under the Defined Benefit Plans. The freezing of benefit accruals resulted in a $3,394 curtailment gain in the three months ended September 30, 1996.

On August 23, 1996, the Company filed with the Bankruptcy Court a Motion for Approval of Distress Termination of Pension Plans (the "Termination Motion"), together with supporting materials. Among other things, the Termination Motion asks the Bankruptcy Court to find that the Company meets the standards for distress termination of the Defined Benefit Plans, to approve such a termination pursuant to applicable statutes and regulations, and to determine the claims of the Pension Benefit Guaranty Corporation (the "PBGC"), if any, arising from such a termination.

The PBGC has opposed distress termination of the Defined Benefit Plans. On September 5, 1996, the PBGC filed in the Bankruptcy Court claims for minimum funding contributions and for unfunded benefit liabilities. The PBGC has stated that its claims against the Company and its subsidiaries upon termination of the Defined Benefit Plans would total approximately $26,000. On or about September 6, 1996, the PBGC moved to withdraw the reference of the Termination Motion and related issues from the Bankruptcy Court, and to have such issues decided by the United States District Court for the District of Delaware. On October 8, 1996 the PBGC's motion was denied. The Company, the PBGC, and the Official Committee of Unsecured Creditors have conducted discovery relating to certain aspects of the Termination Motion on an expedited basis. On October 31 and November 1, 1996, the Company, the Nonoperating Subsidiaries and the PBGC presented evidence in the Bankruptcy Court on the question of whether the Company and the Nonoperating Subsidiaries had met applicable statutory tests for distress termination of the Defined Benefit Plans. The Bankruptcy Court is expected to decide the issue after post-trial briefing concludes on November 20, 1996. Confirmation of the POR is subject to termination of the Defined Benefit Plans.

Management believes that, if resolved adversely to the Company, issues relating to termination of the Defined Benefit Plan would have a material adverse effect on the Company's ability to reorganize.

NOTE 5 - INVENTORIES

A summary of inventories, by major classification and net of reserves, is as follows:

                                  September 30,      June 30,
                                      1996             1996
Raw materials and work-in-process   $ 5,914          $ 6,180
Finished goods                        9,743           10,693
     Total                          $15,657          $16,873

NOTE 6 - RESTRUCTURING COSTS

Over the past few years, the Company has faced intense competition from foreign producers. On May 8, 1995 the Company announced a major restructuring whereby the Company's typewriter manufacturing would be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action resulted in the termination of approximately 1,300 workers in Singapore and Batam Island. Original expectations were to replace these workers with approximately 600 additional workers in Mexico which would have resulted in approximately $10,000 pretax annual savings, primarily through lower labor costs as well as the greater utilization of the Mexico facility. However, due to lower than expected volumes, fewer replacement workers have been hired. The Company ceased production in Singapore and Batam Island, Indonesia in November 1995, and relocated equipment to Mexico where typewriter production commenced in December 1995. The Company sold certain of its Singapore machinery and equipment for proceeds of approximately $2,333 resulting in a loss of approximately $1,489 which was accrued as part of the Fiscal 1995 restructuring charge. Additionally, the Company sold its Singapore facility and the underlying land lease on February 8, 1996 for net proceeds of approximately $21,041. The sale of the facility resulted in a pretax gain of approximately $17,755 and was included in restructuring income for the third quarter of Fiscal 1996.

In addition to the relocation of typewriter manufacturing to Mexico, the Company also eliminated approximately 180 support positions within research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations (collectively the "Restructuring"). Approximately $10,000 in additional annual pretax savings are expected from elimination of these support positions. These reductions were completed by the end of the first quarter of Fiscal 1996 and resulted in a pension curtailment gain of approximately $1,524 included in restructuring income for the first quarter of fiscal 1996.

As a result of these actions, the Company recorded a pretax charge of approximately $14,870 in the fourth quarter of Fiscal 1995, of which approximately $1,877 represents primarily non-cash machinery and equipment asset write-offs, and the remainder relates to employee severance. Additionally, certain costs, primarily relating to the shutdown of Singapore operations, of approximately $1,622 pretax (originally expected to be approximately $6,000 pretax), were recognized as charges to operations as incurred during Fiscal 1996 as they do not qualify as restructuring costs.

    The activity for the three months ended September 30, 1996 in the restructuring accrual is as follows:

                                     Other
                       Severance     Costs    Total
June 30, 1996 balance  $ 4,685      $ 320    $ 5,005
1997 Activity (1)            -        (39)       (39)
September 30, 1996
   balance             $ 4,685      $ 281    $ 4,966

(1) Represents cash payments for liquidation of Singapore operations.

The remaining severance amount of $4,685 and $279 of other costs are reflected on the September 30, 1996 consolidated balance sheet as liabilities subject to compromise.

NOTE 7 - CASH FLOWS

There were no borrowings or repayments under the Company's credit facility for the three months ended September 30, 1996. However, aggregate borrowings amounted to $846,000 for the three months ended September 30, 1995, while aggregate repayments were $850,200 for the same period.

NOTE 8 - BANK LOANS

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

On July 10, 1995, the Company entered into a Debtor-In-Possession
 Credit Agreement (the "Debtor-In-Possession Credit Agreement") with its Lenders which was approved by the Bankruptcy Court on August 2, 1995. The proceeds of the Debtor-In-Possession Credit Agreement were used to repay the amounts outstanding under the Amended and Restated Credit Agreement. The Debtor-In-Possession
 Credit Agreement, as amended, provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24,000 through June 30, 1996 and $10,000 from June 30, 1996 through the December 31, 1996 termination date. The lenders have retained the right to terminate the loans under the Debtor-In-Possession Credit Agreement with 60 days' notice at their sole discretion. Interest is 2 percent over the greatest of the Prime Rate, Base CD Rate plus 1 percent or Federal Funds Effective Rate plus .5 percent. Payment of dividends is prohibited by the terms of the Debtor-In-Possession
 Credit Agreement, under which the Company is limited to maximum monthly amounts of inventory and cash disbursements. Management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Bankruptcy Proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary. The Debtor-In-Possession Credit Agreement is secured by all of the Company's assets. In January 1996, the Company repaid the funded portion of its bank loans. Other obligations remain outstanding under the Debtor-In-Possession Credit Agreement or the Amended and Restated Credit Agreement including reimbursement obligations under letters of credit and certain indemnification obligations.

The Company is currently in discussion with its lenders to extend the Debtor-In-Possession Credit Agreement through March 31, 1997 or confirmation of the POR, whichever is earlier. As part of the POR, the Company will attempt to secure a line of credit of approximately $10.0 million. The Company is currently in discussions with a lender to finalize such financing.




NOTE 9 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following proforma financial information shows the effects of adoption of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and separates the consolidated balance sheet as of September 30, 1996, and consolidated statement of operations and cash flow for the three months then ended, of those entities that are included in the Bankruptcy Proceedings and those that are not.

              Condensed Consolidating Balance Sheets

                                        Non-
                        Debtor-In   Debtor-In
                       Possession  Possession Elimin-             Consol-
                         Entities    Entities ations              idated
Current assets           $ 55,164  $ 10,719   $      -            $ 65,883
Property, plant
 and equipment             10,338     1,375          -              11,713
Other assets               79,597    16,733    (93,858)              2,472
   Total assets          $145,099   $28,827   $(93,858)           $ 80,068

Other current
 liabilities              $13,147   $ 1,231   $      -            $ 14,378
Intercompany with
 affiliates                24,505   (24,505)         -                   -
Liabilities subject
 to compromise             56,477         -          -              56,477
Stockholders' equity       50,970    52,101    (93,858)              9,213
Total liabilities and
 stockholders' equity    $145,099   $28,827   $(93,858)           $ 80,068

             Condensed Consolidating Statements of Operations

                                                    Non-
                                      Debtor-In     Debtor-In
                                      Possession    Possession Elimin-    Consol-
                                      Entities      Entities   ations     idated
Net sales                              $ 17,663      $3,323     $      -  $ 20,986
Net sales to affiliates                   1,890       2,233       (4,123)        -
Cost of goods sold                       14,221       2,836            -    17,057
Cost of goods sold to
 affiliates                               1,890       2,233       (4,123)        -
Gross margin                              3,442         487            -     3,929
Selling, administrative
 and research expenses                     (282)      1,666            -     1,384
Reorganization costs                      2,125           -            -     2,125
Other expense                               347           -            -       347
Operating income (loss)                   1,252      (1,179)           -        73
Interest income                               -          (5)           -        (5)
Income (loss) from operations
 before income tax                        1,252      (1,174)           -        78
Income taxes (benefit)                       75         (82)           -        (7)
Net income (loss)                       $ 1,177    $ (1,092)    $      -   $    85




               Condensed Consolidating Statements of Cash Flows

                                            Non-
                                Debtor-In   Debtor-In
                               Possession  Possession   Elimin-   Consol-
                                 Entities    Entities    ations   idated
Cash Flows from
 operating activities:
Net income (loss)                 $ 1,177    $(1,092)   $      -   $    85
Adjustments to
 reconcile net income
 (loss) to net cash
 used in operating
 activities:
  Noncash items and
   changes in
   operating assets
   and liabilities                    908       (134)          -       774

Net cash flow provided
 by (used in) operating
 activities                         2,085     (1,226)          -       859
Cash flows from
 investing activities:
Proceeds from the sale
 of property, plant
 and equipment                        466          -           -       466
Capital expenditures                 (136)         -           -      (136)
Net cash provided by
 investing activities                 330          -           -       330
Cash flows from
 financing activities:
Liabilities subject
 to compromise                       (249)         -           -      (249)
Net cash used in
 financing activities                (249)         -           -      (249)
Increase (decrease)
 in cash and
 cash equivalents                   2,166     (1,226)          -       940
Cash and cash
 equivalents at
 beginning of year                 26,720      3,209           -    29,929
Cash and cash
 equivalents at
 end of year                     $ 28,886    $ 1,983     $     -   $30,869

NOTE 10 - SUBSEQUENT EVENT

On October 31, 1996 the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code for three wholly-owned domestic subsidiaries: Smith Corona Overseas Holdings, Inc.; SCM Inter-America Corporation; and SCM (United Kingdom) Limited. The primary purpose of the filings, which will have no effect on operations, is to better protect corporate assets during the reorganization period. As a result of these filings, substantially all claims against such subsidiaries prior to October 31, 1996 are subject to automatic stay provisions under the Bankruptcy Code. Pre-petition claims may arise from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

With the Company experiencing sales declines and operating losses, having extended payments to trade vendors, and needing additional financing to meet operating requirements and fund the Restructuring, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on July 5, 1995. Prior to August 18, 1995, the Bankruptcy Proceedings did not include any of the subsidiaries of the Company. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (formerly Histacount Corporation) and Hulse Manufacturing Company, all wholly-owned Nonoperating Subsidiaries of the Company, filed Chapter 11 petitions. On October 31, 1996 the Company's other three wholly-owned domestic subsidiaries: Smith Corona Overseas Holdings, Inc.; SCM Inter-America Corporation; and SCM (United Kingdom) Limited (the "Wholly-Owned Domestic Subsidiaries")filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code for.

Since July 5, 1995, the Company has confined expenditures to those manufacturing and operating costs that are necessary to preserve and maintain going-concern value. In light of its financial condition, the Company has also implemented and continues to implement a planned reduction in its workforce and a consolidation of its manufacturing and distribution operations and, as announced on October 7, 1996, the Company is relocating its world headquarters from New Canaan, Connecticut to its facility in Cortland, New York. Additionally, as part of a major restructuring plan announced by the Company on May 8, 1995, the Company has relocated its typewriter manufacturing operations to its Mexico facility from facilities in Singapore and Batam Island, Indonesia.

The forward-looking comments in this Management's Discussion and Analysis of Results of Operations and Financial Condition are estimates by the Company's management of future performance and are subject to a variety of risks and uncertainties that could cause actual results to differ from management's current expectations.

                       Results of Operations

Net sales declined 37.3 percent to $21.0 million in the first quarter ended September 30, 1996 compared to the same period in Fiscal 1996. Unit sales of typewriters, personal word processors and related accessories and supplies are lower than a year ago, both domestically and internationally, as a result of a shrinking domestic market and a continuing difficult and competitive environment. This trend in volume comparisons to the prior year is expected to continue in the foreseeable
future.   Under the POR, the  reorganized company would
significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing may, over time, include entering into strategic alliances with third parties to provide products or services. In that respect, the reorganized company would focus its efforts on forging alliances with foreign companies having technologically advanced office products but which presently do not have a substantial United States market share or market presence and are intent on building or increasing market share by selling their products under the well known "Smith Corona" name. The reorganized company intends to rely on its existing distribution network to become a leading vendor of technologically advanced office products manufactured abroad. Further, the reorganized company intends to continue to focus on its core business of manufacturing and distributing its current product line of typewriters and personal word processors to satisfy continuing worldwide demand for these products.

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

Gross margin as a percentage of net sales was 18.7 percent for the three months ended September 30, 1996, as compared to 12.0 percent for the same period last year. The margin improvement is a result of manufacturing efficiencies gained from the Restructuring, an increased portion of sales relating to higher margin products and a $.5 million gain from the sale of property, plant and equipment.

Selling, administrative and research expenses decreased $5.4 million to $1.4 million for the quarter ended September 30, 1996. This significant decrease reflects the impact of a pension plan curtailment gain of $3.4 million, as well as an overall savings in employee-related costs as a result of the Restructuring and reorganization efforts. On October 7, 1996 the Company announced the relocation of its world headquarters from New Canaan, Connecticut to its facility in Cortland, New York which will result in an estimated second quarter charge of approximately $1.1 million.

The Company recorded reorganization costs for its bankruptcy proceedings aggregating $2.1 million for the first quarter ended September 30, 1996 compared to $3.2 million in the same period a year ago. These charges primarily include professional fees attributable to the bankruptcy proceedings. Additionally, reorganization costs for the first quarter ended September 30, 1996 include a purchase deposit forfeiture and interest income earned on domestic cash balances totaling $.8 million.

Other expense for the three months ended September 30, 1996 represents amounts for additional claims arising from the bankruptcy claims reconciliation process. The amount for the three months ended September 30, 1995 represents an estimated loss for liquidation of the Company's wholly-owned Australian subsidiary.

                       Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash balances, cash flows generated from operations and available borrowing capacity under its Debtor-In-Possession Credit Agreement.

The Bankruptcy Proceedings restrict the Company's ability to provide direct financial support outside of the normal course of business to its international subsidiaries without the approval of the Bankruptcy Court. Furthermore, certain actions, including actions outside of the normal course of business, must be approved by the Bankruptcy Court.

On July 10, 1995, the Company entered into a Debtor-In-Possession Credit Agreement with two banks which was approved by the Bankruptcy Court on August 2, 1995. Proceeds from the Debtor-In-Possession Credit Agreement were used to pay off amounts outstanding under the Amended and Restated Credit Agreement dated April 7, 1995 under which the Company was, as of June 30, 1995, in technical default. The Debtor-In-Possession
 Credit Agreement, as amended, provided for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24.0 million through the June 30, 1996 termination date. On July 10, 1996, the Company and its lenders amended and extended the Debtor-In-Possession Credit Agreement whereby the June 30, 1996 termination date was extended to the earlier of Confirmation or September 30, 1996, and the bank commitment was reduced to $10.0 million. The Debtor-In-Possession Credit Agreement was amended on September 30, 1996, extending the expiration date to December 31, 1996. The lenders have retained the right to terminate the loans under the Debtor-In-Possession Credit Agreement with 60 days' notice at their sole discretion. The Debtor-In-Possession Credit Agreement provides for a security interest in substantially all of the Company's assets. The Debtor-In-Possession Credit Agreement provides certain restrictive covenants for which management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Chapter 11 proceedings.
The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary. In January 1996, the Company repaid the funded portion of its bank loans. Other obligations remain outstanding under the Debtor-In-Possession Credit Agreement or the Amended and Restated Credit Agreement including reimbursement obligations under letters of credit and certain indemnification obligations.

The Company is currently in discussion with its lenders to extend the Debtor-In-Possession Credit Agreement through March 31, 1997 or confirmation of the POR, whichever is earlier. As part of the POR, the Company will attempt to secure a line of credit of approximately $10.0 million. The Company is currently in discussions with a lender to finalize such financing.

Due to the Bankruptcy Proceedings, substantially all claims against the Company, prior to July 5, 1995, (and prior to August 18, 1995 for the three Nonoperating Subsidiaries and prior to October 31, 1996 for the three Wholly-Owned Domestic Subsidiaries added to the proceedings) are subject to the automatic stay provisions under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession. Pre-petition claims may arise from the determination by the Bankruptcy Court of allowed claims for contingent liabilities and other disputed amounts.

At the Company's request, the Bankruptcy Court established a bar date of October 31, 1995 for pre-petition claims against the Company. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy proceedings. The Company has given notice to all known actual or potential claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. The Company will reconcile claims that differ from the Company's records, and any differences that cannot be resolved by negotiated agreement between the Company and the claimant will be resolved by the Bankruptcy Court. Accordingly, allowed claims may arise which are not currently reflected in the Company's financial statements and recorded claims are subject to change. The ultimate amount of and settlement terms for such liabilities are subject to the POR which is subject to confirmation by the Bankruptcy Court and, accordingly, are not presently determinable. The claims reconciliation process is ongoing and during Fiscal 1996 did not result in any material adjustments to the Company's financial records. The claims reconciliation process resulted in an adjustment for the first quarter ended September 30, 1996 which is recorded as other expense in the statement of operations.

The Company's Disclosure Statement in connection with the POR was mailed to eligible creditors on September 16, 1996. Other dates approved by the Bankruptcy Court for the Company's events are: October 18, 1996, administrative claims bar date for claims that occurred on or before September 16, 1996; and October 18, 1996 (4:30 P.M., Prevailing Eastern Time), deadline for receipt of all ballots. The confirmation hearing, originally scheduled for October 31, 1996, has been postponed and has not yet been rescheduled.

The POR is subject to Bankruptcy Court approval. Under the POR, the Company intends to satisfy all allowed general unsecured claims through the distribution of cash of approximately $10.8 million (less any amounts paid to holders of allowed convenience class claims discussed below) and 85% of the reorganized company's common stock to holders of such claims. The Company intends to satisfy all allowed claims senior to allowed general unsecured claims by the payment in full in cash or notes (as provided for by the Bankruptcy Code) or the assumption of all such claims. In addition, allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) shall receive payment in cash in an amount equal to 60% of the amount of such claim. Finally, the POR cancels all Common Stock of the Company and provides shareholders with warrants to purchase one share of common stock in the reorganized company for each ten shares of Common Stock of the Company.

During the quarter ended September 30, 1996, the Company's operating activities provided $.9 million of cash, primarily the result of a decrease in accounts receivable. Accounts receivable declined $2.5 million and is attributable to the reduction in sales levels.

As part of its ongoing reorganization efforts under the Bankruptcy Proceedings, on August 7, 1996, the Company issued a notice of intent to terminate its Defined Benefit Plans. As of September 1, 1996 no future benefits for plan participants are earned, and, if the required approvals are obtained, such plans would then terminate on October 6, 1996. The termination resulted in a first quarter curtailment gain of approximately $3.4 million. On October 15, 1996, the Company and the Nonoperating Subsidiaries moved in Bankruptcy Court for instructions as to whether approximately $.8 million of minimum funding contributions otherwise due to the Defined Benefit Plans on October 15, 1996 should be paid. That motion has not yet been decided. The Company estimates that termination of the Defined Benefit Plans will save approximately $14.8 million in minimum funding cash contributions over the next 5.5 years.

The PBGC has opposed distress termination of the Defined Benefit Plans. On September 5, 1996, the PBGC filed in the Bankruptcy Court claims for minimum funding contributions and for unfunded benefit liabilities. The PBGC has stated that its claims against the Company and its subsidiaries upon termination of the Defined Benefit Plans would total approximately $26.0 million. On or about September 6, 1996, the PBGC moved to withdraw the reference of the Termination Motion and related issues from the Bankruptcy Court, and to have such issues decided by the United States District Court for the District of Delaware. On October 8, 1996 the PBGC's motion was denied. The Company, the PBGC, and the Official Committee of Unsecured Creditors have conducted discovery relating to certain aspects of the Termination Motion on an expedited basis. On October 31 and November 1, 1996, the Company, the Nonoperating Subsidiaries and the PBGC presented evidence in the Bankruptcy Court on the question of whether the Company and the Nonoperating Subsidiaries had met applicable statutory tests for distress termination of the Defined Benefit Plans. The Bankruptcy Court is expected to decide the issue after post-trial briefing concludes on November 20, 1996. Confirmation of the POR is subject to termination of the Defined Benefit Plans.

The Company had no material commitments for capital expenditures at September 30, 1996.

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

PART II - Other Information

Item 1.   Legal Proceedings.

          Information required by this item is incorporated by reference from "Note 1 - Petition for Reorganization Under Chapter 11 and Basis of Presentation," "Note 3 - Contingencies" and "Note 4 - Pension Plan Termination" in the Notes to Consolidated Financial Statements appearing in this Form 10-Q Quarterly Report.

Item 5.   Other Information

          On October 7, 1996 the Company announced its intent to relocate its world headquarters in New Canaan, Connecticut to its facility in Cortland, New York. Relocation activities will culminate with the closing of the New Canaan office before the end of calendar 1996.

          On October 23, 1996 the Company announced the appointment of W. Michael Driscoll to the position of president and chief executive officer, effective when the Company emerges from Chapter 11. Mr. Driscoll will serve the Company in a consulting capacity until the reorganization is complete.

          On October 28, 1996 the Company announced that it has asked the Bankruptcy Court for a new date to confirm the Company's POR, which it hopes to obtain soon. The original October 31 date was utilized instead for hearings to terminate the Company's pension plans.

          On October 31, 1996 the Company's other three wholly-owned domestic subsidiaries, Smith Corona Overseas Holdings, Inc., SCM Inter-America Corporation and SCM (United Kingdom) Limited, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The primary purpose of the filings, which will have no effect on operations, is to better protect corporate assets during the reorganization period.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10   Fifth Amendment to the Debtor-In-Possession
                    Credit Agreement dated as of September 30,
                    1996
               27   Financial Data Schedule
               99.1 News release dated October 7, 1996
               99.2 News release dated October 23, 1996
               99.3 News release dated October 29, 1996
               99.4 News release dated October 31, 1996

          (b)  Reports on Form 8-K

               Three Current Reports on Form 8-K were filed with the Commission during the first quarter of the Company's 1997 fiscal year.

               (a) The July 2, 1996 Form 8-K Current Report disclosed under Item 5 that (i) on July 2, 1996, The Company issued a press release announcing that it filed an amended Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on July 2, 1996, which contained several new provisions to the Plan; (ii) on July 8, 1996, The Company issued a press release announcing that it had reached agreement with Chemical Bank, agent, and Bank of America Illinois to amend the debtor-in-possession financing agreement and extend the maturity date to the earlier of September 30, 1996, or confirmation of a plan of reorganization; and (iii) on July 16, 1996, The Company issued a press release announcing that it had received approval from the Bankruptcy Court on three significant motions: the company's Disclosure Statement for the second amended Plan of Reorganization; the sale of The Company's labeler machine manufacturing capability and technology to Kroy, Inc.; and the extension of exclusivity to the earlier of September 27, 1996 or confirmation of a Plan of Reorganization.

               (b) The July 29, 1996 Form 8-K Current Report disclosed under Item 5 that (i) on July 29, 1995, The Company issued a press release announcing that it had received approval from the Bankruptcy Court to adjust the scheduled confirmation of its Plan of Reorganization from Sept. 9 to Oct. 7, 1996 and (ii) on August 7, 1996, the Company reported that it filed a notice of intent to terminate the company's defined benefit retirement plans for salaried and hourly U.S. employees with the Pension Benefit Guaranty Corporation.

               (c) The August 16, 1996 Form 8-K Current Report disclosed under Item 5 that the Company signed a stock purchase agreement with MaraFund, Ltd., a New York-based investment firm, for the sale of 15 percent of the new common stock in the reorganized company for $5 million, and on August 27, 1996, the Company terminated its stock purchase agreement with MaraFund, Ltd. due to MaraFund's failure to meet its contractual obligations under the agreement.





                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SMITH CORONA CORPORATION




November 13, 1996
                              By: /s/  John A. Piontkowski
                                  John A. Piontkowski
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                              By: /s/ Martin D. Wilson
                                  Martin D. Wilson
                                  Vice President/Controller
                                  (Principal Accounting Officer)




                         EXHIBIT INDEX


Exhibit

EX-10               Fifth Amendment to Debtor-In-Possession
                    Credit Agreement
EX-27               Financial Data Schedule (electronically
                    filed only)
EX-99.1             News release dated October 7, 1996
EX-99.2             News release dated October 23, 1996
EX-99.3             News release dated October 29, 1996
EX-99.4             News release dated October 31, 1996