Form 10-Q
period 1996-12-31
SMITH CORONA CORP
filed 1997-02-12
CIK 851292

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549
                            FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended December 31, 1996

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

           839 Route 13 South, Cortland, New York 13045
     (Address of principal executive offices)     (Zip Code)

                           (607) 753-6011
     (Registrant's telephone number, including area code)

       65 Locust Avenue, New Canaan, Connecticut     06840
  (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes   X      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
          Class                              February 10, 1997


Common Stock, par value $.01                    30,250,000
per share




            SMITH CORONA CORPORATION AND SUBSIDIARIES

                              INDEX


                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - December 31, 1996
          and June 30, 1996                                     1

          Consolidated Statements of Operations - For the
          three and six months ended December 31, 1996
          and 1995                                              2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the six months ended December 31, 1996   3

          Consolidated Statements of Cash Flows - For the
          six months ended December 31, 1996 and 1995           4

          Notes to Consolidated Financial Statements         5-16


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                17-22


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    22

Item 6.   Exhibits and Reports on Form 8-K                     22


Signatures                                                     23

Exhibit Index








                SMITH CORONA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)

                                        December 31,    June 30,
                                            1996          1996
ASSETS                                                  (audited)
  Current assets:
    Cash and cash equivalents               $ 29,257    $ 29,929
    Accounts receivable (net of allowance
      for doubtful accounts of $751 and
      $1,576, respectively)                   18,495      17,185
    Inventories                               13,905      16,873
    Prepaid expenses and other current
      assets                                   3,697       4,754
    Total current assets                      65,354      68,741

  Property, plant and equipment, net          11,068      12,639
  Other assets                                 2,451       2,492

    TOTAL                                   $ 78,873    $ 83,872

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                           $ 3,842    $  3,569
    Accrued liabilities                       10,707      10,353
    Income taxes payable                         640         702
    Total current liabilities                 15,189      14,624

  Liabilities subject to compromise           57,107      60,120
    Total liabilities                         72,296      74,744
  Stockholders' equity:
    Common stock-30,250,000 shares issued
       and outstanding                           303         303
    Additional paid-in capital                44,697      44,697
    Accumulated deficit                      (38,423)    (35,872)
    Total stockholders' equity                 6,577       9,128

    TOTAL                                   $ 78,873    $ 83,872

See accompanying notes to consolidated financial statements.




                SMITH CORONA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ in thousands, except per share amounts)

                            Three months ended     Six months ended
                                 December 31,        December 31,
                                1996      1995      1996      1995

Net sales                     $ 22,463  $ 36,303  $ 43,449  $ 69,766
Cost of goods sold              16,351    35,399    33,408    64,859
  Gross margin                   6,112       904    10,041     4,907
Selling, administrative
  and research expenses          5,833     7,812     7,217    14,567
Reorganization costs             3,083     2,848     5,208     6,057
Restructuring expense(income)        -       223         -    (1,301)
Other expense (income)            (197)   (1,511)      150    (1 096)
Operating loss                  (2,607)   (8,468)   (2,534)  (13,320)
Interest expense (income)           (4)      198        (9)      600

Loss before income taxes        (2,603)   (8,666)   (2,525)  (13,920)
Income taxes (benefit)              33       (30)       26       145
Net loss                       $(2,636)  $(8,636)  $(2,551) $(14,065)

Earnings per common share-
  Net loss per share             $(.08)    $(.29)    $(.08)    $(.47)

See accompanying notes to consolidated financial statements.




                SMITH CORONA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the six months ended December 31, 1996
                           ($ in thousands)


                                    Additional
                           Common   Paid-In    Accumulated
                            Stock   Capital    Deficit     Total

Balance June 30, 1996        $303   $44,697    $(35,872) $ 9,128

Net loss                        -         -      (2,551)  (2,551)

Balance December 31, 1996    $303   $44,697    $(38,423) $ 6,577

See accompanying notes to consolidated financial statements.





           SMITH CORONA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)

                                                Six months ended
                                                  December 31,
                                                   1996    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(2,551)$(14,065)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization               1,914    2,966
      (Gain) loss on disposition of
        property, plant and equipment              (458)     223
      Inventory provisions                        1,102    3,524
      Pension curtailment gain                   (3,394)  (1,524)
      Other noncash items                          (132)     372
      Changes in assets and liabilities:
          Accounts receivable                    (1,310)   1,175
          Inventories                             1,866   24,100
          Prepaid expenses and
            other current assets                  1,057   (1,731)
          Other assets                               32       16
          Trade payables                            405   (5,987)
          Accrued liabilities and income taxes
           payable                                  292     (596)
          Postretirement benefits and pension
           liability                                  -      577
          Other long-term liabilities                 -      114
  Net cash provided by (used in)
    operating activities                         (1,177)   9,164
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property,
    plant and equipment                             466    1,389
  Capital expenditures                             (342)    (105)
  Net cash provided by
   investing activities                             124    1,284
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank loans (repayments), net                        -  (11,600)
  Liabilities subject to compromise                 381        -
  Net cash provided by (used in)
    financing activities                            381  (11,600)
  Decrease in cash and cash equivalents            (672)  (1,152)
  Cash and cash equivalents:
    Beginning of period                          29,929    7,003
    End of period                               $29,257  $ 5,851

See accompanying notes to consolidated financial statements.




          SMITH CORONA CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
        ($ in thousands, except per share amounts)

NOTE 1 - PETITION FOR REORGANIZATION UNDER CHAPTER 11 AND BASIS
         OF PRESENTATION

On July 5, 1995 (the "Petition Date"), Smith Corona Corporation (the "Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (formerly known as Histacount Corporation) and Hulse Manufacturing Company, all wholly-owned nonoperating subsidiaries of the Company (collectively, the "Nonoperating Subsidiaries"), filed Chapter 11 petitions. On October 31, 1996, Smith Corona Overseas Holdings, Inc., SCM Inter-American Corporation and SCM (United Kingdom) Limited, all wholly-owned domestic subsidiaries (the "Wholly-Owned Domestic Subsidiaries"), also filed Chapter 11 petitions. (The petitions of the Company, the Nonoperating Subsidiaries and the Wholly-Owned Domestic Subsidiaries are referred to herein collectively as the "Bankruptcy Proceedings.") The primary purpose of the October 31, 1996 filings, which had no effect on operations, was to better protect corporate assets during the reorganization period. The Bankruptcy Proceedings primarily relate to all U.S. assets and operations and do not pertain to the Company's international subsidiaries. Condensed consolidating proforma financial information for the entities included in the Bankruptcy Proceedings is presented in Note 9. Since July 5, 1995, the Company has been operating as a debtor-in-possession.

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

Due to the Bankruptcy Proceedings, substantially all claims against the Company, prior to July 5, 1995, (and prior to August 18, 1995 for the three Nonoperating Subsidiaries and prior to October 31, 1996 for the Wholly-Owned Domestic Subsidiaries) are subject to the automatic stay provisions under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession.

Liabilities recorded by the Company as of December 31, 1996 and June 30, 1996, respectively, that are expected to be compromised under any plan of reorganization consist of the following:

                                             December 31,             June 30,
                                                   1996                  1996
Trade payables                                  $10,430               $10,417
Accrued liabilities                              11,987                10,787
Income taxes payable                              3,096                 3,088
Postretirement benefits                          12,394                12,497
Pension liability                                13,485                17,681
Other long-term liabilities                       5,715                 5,650
     Total(1)                                   $57,107               $60,120

(1) Excludes a net intercompany (receivable) payable in the amount of $(1,506) and $24,637, respectively, to the Company's subsidiaries not included in the Bankruptcy Proceedings. If the Wholly-Owned Domestic Subsidiaries were reflected as part of the June 30, 1996 amount, the net intercompany (receivable) payable would have been a net intercompany receivable of $(1,203).

The Company recorded reorganization costs relating to its Bankruptcy Proceedings aggregating $5,208 for the six months ended December 31, 1996. These charges include professional fees, a provision for closing the New Canaan, Connecticut headquarters and relocation of such headquarters to Cortland, New York, and costs associated with the distribution of the Company's Third Amended Second Joint Plan of Reorganization (the "POR") for the solicitation of creditors, offset by interest income earned on domestic cash balances of $623 and a purchase deposit forfeiture of $500.

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995.
Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company had recorded in other expense (income) an estimated loss on liquidation of approximately $415 and $291 in the first and third quarters, respectively, of Fiscal 1996. On December 6, 1996, the Company received the final distribution of funds in the liquidation of the Australian subsidiary which resulted in a gain, recorded in other income, of approximately $157 during the second quarter ended December 31, 1996. The Company has established a distributor relationship in the Australian market for the purpose of maintaining its distribution capacity.

At the Company's request, the Bankruptcy Court established a bar date of October 31, 1995 for pre-petition claims against the Company. The Bankruptcy Court also established an administrative claims bar date of (i) October 18, 1996 for claims that occurred on or before August 16, 1996 and (ii) the date which is 60 days after the date of effectiveness of the POR (the "Effective Date") for claims that occurred after August 16, 1996 and on or before the Effective Date. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Bankruptcy Proceedings. The Company has given notice to all known actual or potential claimants subject to the October 31, 1995 and October 18, 1996 bar dates of their need to file a proof of claim with the Bankruptcy Court. The Company is reconciling claims that differ from the Company's records, and any differences that cannot be resolved by negotiated agreements between the Company and the claimant will be resolved by the Bankruptcy Court.

On January 27, 1997 the Bankruptcy Court entered a confirmation order confirming the POR (the "Confirmation Order"). The
Confirmation Order is subject to satisfaction of certain conditions precedent to the Effective Date, which the Company is in the process of satisfying.

Under the POR, the Company intends to satisfy all allowed general unsecured claims through the distribution to holders of such claims of (i) the unsecured class cash of $10,780 (less any amounts paid to holders of allowed convenience class claims discussed below), and (ii) 85% of the reorganized company's common stock. Each holder of an allowed general unsecured claim will receive one share of the reorganized company's common stock for each ten dollars in allowed claim value. The Company intends to satisfy all allowed claims senior to allowed general unsecured claims by the payment in full in cash or notes (as provided for by the Bankruptcy Code) or the assumption of all such claims. In addition, allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) shall receive payment in cash in an amount equal to 60% of the amount of such claim. Finally, registered holders of the Company's currently outstanding Common Stock shall receive warrants to purchase one share of common stock in the reorganized company for each twenty shares of Common Stock of the Company.

Under the POR, the reorganized company plans to significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing may, over time, include entering into strategic alliances with third parties to provide products or services. In that respect, the reorganized company will focus its efforts on forging alliances with companies that provide technologically advanced office products but presently do not have a substantial United States market share or market presence, and are intent on building or increasing market share by selling their products under the well-known "Smith Corona" name. The reorganized company intends to rely on its existing distribution network to become a leading vendor of technologically advanced office products. Further, the reorganized company intends to maintain its core business of manufacturing and distributing its current product line of typewriters and personal word processors to satisfy continuing worldwide demand for these products.

On an operational level, the reorganized company will continue its business on a global basis with manufacturing operations in Mexico and sales and marketing operations in the United States and certain international markets. The reorganized company's Mexico facility also plans to provide contract manufacturing services to other equipment manufacturers ("OEMs") on a cost plus basis, thereby defraying manufacturing overhead expenses. Ideally, prospective OEMs may also form the basis for new product strategic alliances. Additionally see Note 4 for a description of the termination proceedings for the Defined Benefit Plans.

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

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At December 31, 1996 and June 30, 1996, the Company had recorded liabilities of approximately $4,207 and $4,160, respectively, related to environmental matters. Because of the uncertainties associated with assessing environmental matters, the related ultimate liability is not presently determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site" and, together with the Groton Site, the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. Remediation programs at the Owner/Operator Sites currently consist of round-the-clock pumping and filtering (Cortlandville) or soil venting with a soil infiltration injection system (Groton). The costs associated with the respective programs had largely been paid by the Company prior to the Petition Date. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. Under the POR the reorganized company will continue to be responsible for such costs. The Company believes it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville sites. Claims asserted by the New York Department of Environmental Conservation ("DEC") in the Company's bankruptcy proceedings for past and future costs at the Groton and Cortlandville Sites, and at eight other sites, were resolved by the Company and the State of New York on August 6, 1996 at amounts that were not material to the Company's financial results.

The Company was involved in proceedings with the DEC and the Suffolk County Department of Health ("Suffolk DOH") regarding the clean-up of a now-closed manufacturing facility in Melville, New York (the "Melville Site"). The Company's wholly-owned subsidiary SCC LI Corp., formerly known as Histacount, was a lessee of the Melville Site beginning in June 1989, and sublessor of the Site to HC Delaware Acquisition Corp., now known as Histacount ("New Histacount"), beginning in November 1994. The Company has never been an owner, operator, or lessee of the Melville Site. On March 9, 1995, New Histacount, in contemplation of vacating the facility, submitted to the DEC its updated closure plan (the "Closure Plan") for the Melville Site pursuant to the applicable law. The DEC approved the Closure Plan on or about July 25, 1995 and, on August 12, 1995, SCC LI
Corp. terminated its lease.   Accordingly, the property was
vacated and all operations at the Melville Site ceased. On June 27, 1996, O'Brien & Gere Engineers, Inc. prepared a scope of work for the Melville Site that reflects agreements reached between the Company and the DEC (the "Scope of Work"). The Company proceeded to perform the testing and work specified in the Scope of Work and, on November 21, 1996, the Company was granted a final closure letter by the DEC.

In June 1992, the Company was served with a summons and complaint in the United States District Court for the Northern District of New York in a private contribution action, brought pursuant to the Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The plaintiffs in this action are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. The action, which listed the Company and fourteen other persons or entities as defendants, seeks contribution or reimbursement for response costs incurred to date, and to be incurred in the future, for the environmental remediation of a site in Cortland, New York known as the Rosen Site ("Rosen Site"). Claims concerning the Rosen Site have been filed against the Company in the Bankruptcy Court by the United States Environmental Protection Agency ("EPA"), the United States Department of the Interior ("DOI"), the DEC, and certain plaintiffs and defendants in the Cooper Industries action. The Company has reached an agreement in principle with the EPA, DOI, DEC, and Cooper Industries plaintiffs that, after a period of notice and comment required by the EPA and approval by each of the parties, will resolve those parties' claims concerning the Rosen Site and will preclude the claims asserted by the Cooper Industries defendants. This agreement resulted in a fiscal 1997 second quarter charge of $250.

The Company is also a defendant or plaintiff in various other legal actions that have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operation.

NOTE 4 - PENSION PLAN TERMINATION

The Company sponsored and maintained two defined benefit pension plans: (i) The Smith Corona Corporation Hourly Employees' Retirement Plan and SCM Office Supplies, Inc. Salaried Employees' and Hourly Employees' Retirement Plan, as amended and restated as of December 31, 1995; and (ii) the Smith Corona Corporation Salaried Employees' Retirement Plan, as amended and restated as of January 1, 1994 (collectively, the "Defined Benefit Plans"). Employees do not contribute to the Defined Benefit Plans.

On August 6, 1996, the Company decided to discontinue future benefit accruals under the Defined Benefit Plans as of September 1, 1996 and to seek termination of the Defined Benefit Plans as of October 6, 1996. On August 7, 1996, pursuant to applicable Federal law and regulations, the Company caused a Notice of Intent to Terminate to be issued to affected parties under the Defined Benefit Plans. The freezing of benefit accruals resulted in a $3,394 curtailment gain recorded in selling, administrative and research expenses during the three months ended September 30, 1996.

On August 23, 1996, the Company filed with the Bankruptcy Court a Motion for Approval of Distress Termination of Pension Plans (the "Termination Motion"). Among other things, the Termination Motion asked the Bankruptcy Court to find that the Company met the standards for distress termination of the Defined Benefit Plans, to approve such a termination pursuant to applicable statutes and regulations, and to determine the claims of the Pension Benefit Guaranty Corporation (the "PBGC"), if any, arising from such a termination.

The PBGC opposed termination of the Defined Benefit Plans. On September 5, 1996, the PBGC filed in the Bankruptcy Court claims for minimum funding contributions and for unfunded benefit liabilities. The PBGC stated that its claims against the Company and its subsidiaries upon termination of the Defined Benefit Plans would total approximately $26,000. On October 31 and November 1, 1996, the Company, the Nonoperating Subsidiaries, the Official Committee of Unsecured Creditors and the PBGC presented evidence in the Bankruptcy Court on the question of whether the Company and the Nonoperating Subsidiaries had met applicable statutory tests for distress termination of the Defined Benefit Plans. The Bankruptcy Court reserved decision.

On December 17, 1996, the Company and the PBGC executed a settlement agreement whereby the Company withdrew its application with the PBGC to terminate the Smith Corona Corporation Salaried Employees' Retirement Plan (the "Salaried Plan"), withdrew its Bankruptcy Court motion to terminate the Salaried Plan, and notified participants and beneficiaries that the Salaried Plan will continue on a frozen basis, i.e., no future benefits for plan participants will be earned. The agreement between the Company and the PBGC also provided that the Company promptly complete its distress termination filing with the PBGC with respect to the Smith Corona Corporation Hourly Employees' Retirement Plan and SCM Office Supplies, Inc. Salaried Employees' and Hourly Employees' Retirement Plan (the "Hourly Plan"). Termination of the Hourly Plan resulted in the PBGC receiving an allowed general unsecured claim in the Bankruptcy Proceedings of $8,300. Upon final court approval, obtained on January 22, 1997, all PBGC claims with respect to the Salaried and Hourly Plans, except the $8,300 general unsecured claim, were withdrawn and the PBGC's objection to confirmation of the Company's POR also was withdrawn.

NOTE 5 - INVENTORIES

A summary of inventories, by major classification and net of reserves, is as follows:

                                  December 31,      June 30,
                                      1996             1996



Raw materials and work-in-process   $ 4,888          $ 6,180
Finished goods                        9,017           10,693
     Total                          $13,905          $16,873

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

In addition to the relocation of typewriter manufacturing to Mexico, the Company also eliminated approximately 180 support positions within research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations (collectively the "Restructuring"). Approximately $10,000 in additional annual pretax savings were realized from elimination of these support positions. These reductions were completed by the end of the first quarter of Fiscal 1996 and resulted in a pension curtailment gain of approximately $1,524 included in restructuring income for the second quarter of fiscal 1996.

As a result of these actions, the Company recorded a pretax charge of approximately $14,870 in the fourth quarter of Fiscal 1995, of which approximately $1,877 represented primarily non-cash machinery and equipment asset write-offs, and the remainder related to employee severance. Additionally, certain costs, primarily relating to the shutdown of Singapore operations, of approximately $1,622 pretax (originally expected to be approximately $6,000 pretax), were recognized as charges to operations as incurred during Fiscal 1996 as they do not qualify as restructuring costs.

    The activity for the six months ended December 31, 1996 in the restructuring accrual is as follows:


                                              Other
                       Severance     Costs    Total
June 30, 1996 balance  $ 4,685      $ 320    $ 5,005
1997 Activity (1)            -        (41)       (41)
December 31, 1996
   balance             $ 4,685      $ 279    $ 4,964

(1) Represents cash payments for liquidation of Singapore operations.

The remaining severance amount of $4,685 and other costs amount of $279 are reflected on the December 31, 1996 consolidated balance sheet as liabilities subject to compromise.


NOTE 7 - CASH FLOWS

There were no borrowings or repayments under the Company's credit facility for the six months ended December 31, 1996. However, aggregate borrowings amounted to $1,291,100 for the six months ended December 31, 1995, while aggregate repayments were $1,302,700 for the same period.

NOTE 8 - BANK LOANS

On July 10, 1995, the Company entered into a Debtor-In-Possession Credit Agreement (the "Debtor-In-Possession Credit Agreement") with its lenders which was approved by the Bankruptcy Court on August 2, 1995. Proceeds from the Debtor-In-Possession Credit Agreement were used to repay amounts outstanding under the Company's Amended and Restated Credit Agreement dated April 7, 1995 (the "Amended and Restated Credit Agreement") under which the Company was, as of June 30, 1995, in technical default. The Debtor-In-Possession Credit Agreement, as amended, provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24,000 through June 30, 1996 and $10,000 from June 30, 1996 through the termination date of March 31, 1997 or the Effective Date, whichever is earlier. The lenders have retained the right to terminate the loans under the Debtor-In-Possession Credit Agreement with 60 days notice at their sole discretion. Interest is 2 percent over the greatest of the Prime Rate, Base CD Rate plus 1 percent or Federal Funds Effective Rate plus .5 percent. Payment of dividends is prohibited by the terms of the Debtor-In-Possession Credit Agreement, under which the Company is limited to maximum monthly amounts of inventory and cash disbursements. Management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Bankruptcy Proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary. The Debtor-In-Possession Credit Agreement is secured by all of the Company's assets. In January 1996, the Company repaid the funded portion of its bank loans. Other obligations remain outstanding under the Debtor-In-Possession Credit Agreement or the Amended and Restated Credit Agreement including reimbursement obligations under letters of credit and certain indemnification obligations.

As part of the POR, the Company is currently in discussions with a lender to finalize a $25,000 line of credit.

NOTE 9 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following proforma financial information shows the effects of adoption of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and separates the consolidated balance sheet as of December 31, 1996, and consolidated statement of operations and cash flow for the six months then ended, of those entities that are included in the Bankruptcy Proceedings and those that are not.






              Condensed Consolidating Balance Sheet

                                               Non-
                        Debtor-In   Debtor-In
                       Possession  Possession             Elimin-    Consol-
                      Entities(1)    Entities              ations     idated
Current assets          $ 55,705    $ 9,649   $      -            $ 65,354
Property, plant
 and equipment             9,875      1,193          -              11,068
Other assets              69,613        339    (67,501)              2,451
   Total assets         $135,193    $11,181   $(67,501)           $ 78,873

Other current
 liabilities            $ 14,134    $ 1,055   $      -            $ 15,189
Intercompany
 (receivable) payable
 with affiliates          (1,506)     1,506          -                   -
Liabilities subject
 to compromise            57,107          -          -              57,107
Stockholders' equity      65,458      8,620    (67,501)              6,577
Total liabilities and
 stockholders' equity   $135,193    $11,181   $(67,501)           $ 78,873

             Condensed Consolidating Statement of Operations

                                              Non-
                             Debtor-In   Debtor-In
                            Possession  Possession             Elimin-    Consol-
                           Entities(1)    Entities              ations     idated

Net sales                              $ 37,664    $  5,785   $      -  $ 43,449
Net sales to affiliates                   3,158       4,624     (7,782)        -
Cost of goods sold                       28,641       4,767          -    33,408
Cost of goods sold to
 affiliates                               3,158       4,624     (7,782)        -
Gross margin                              9,023       1,018          -    10,041
Selling, administrative
 and research expenses                    4,296       2,921          -     7,217
Reorganization costs                      5,208           -          -     5,208
Other expense                               150           -          -       150
Operating loss                             (631)     (1,903)         -    (2,534)
Interest income                               -          (9)         -        (9)
Loss from operations
 before income tax                         (631)     (1,894)         -    (2,525)
Income taxes (benefit)                      102         (76)         -        26
Net loss                               $   (733)   $ (1,818)  $      -  $ (2,551)





               Condensed Consolidating Statement of Cash Flows

                                            Non-
                                Debtor-In   Debtor-In
                               Possession  Possession   Elimin-   Consol-
                              Entities(1)    Entities    ations   idated
Cash Flows from
 operating activities:
Net loss                         $   (733)   $(1,818)    $     -   $(2,551)
Adjustments to
 reconcile net loss
 to net cash
 used in operating
 activities:
  Noncash items and
   changes in
   operating assets
   and liabilities                    691        683           -     1,374

Net cash flow used
 in operating
 activities                           (42)    (1,135)          -    (1,177)
Cash flows from
 investing activities:
Proceeds from the sale
 of property, plant
 and equipment                        466          -           -       466
Capital expenditures                 (340)        (2)          -      (342)
Net cash provided by
 (used in) investing
 activities                           126         (2)          -       124
Cash flows from
 financing activities:
Liabilities subject
 to compromise                        381          -           -       381
Net cash provided by
 financing activities                 381          -           -       381
Increase (decrease)
 in cash and
 cash equivalents                     465     (1,137)          -      (672)
Cash and cash
 equivalents at
 beginning of year                 26,720      3,209           -    29,929
Cash and cash
 equivalents at
 end of year                     $ 27,185    $ 2,072     $     -   $29,257

(1) For presentation purposes, the October 31, 1996 Chapter 11 filings for the Wholly-Owned Domestic Subsidiaries are being reflected as of July 1, 1996.




ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

With the Company experiencing sales declines and operating losses, having extended payments to trade vendors, and needing additional financing to meet operating requirements and fund the Restructuring, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on July 5, 1995. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (formerly Histacount Corporation) and Hulse Manufacturing Company, the Nonoperating Subsidiaries, filed Chapter 11 petitions. On October 31, 1996 the Wholly-Owned Domestic Subsidiaries, Smith Corona Overseas Holdings, Inc., SCM Inter-American Corporation and SCM (United Kingdom) Limited, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

Since July 5, 1995, the Company has confined expenditures to those manufacturing and operating costs that are necessary to preserve and maintain going-concern value. In light of its financial condition, the Company has also implemented and continues to implement a planned reduction in its workforce and a consolidation of its manufacturing and distribution operations and, as announced on October 7, 1996, the Company has relocated its world headquarters from New Canaan, Connecticut to its facility in Cortland, New York. Additionally, as part of a major restructuring plan announced by the Company on May 8, 1995, the Company has relocated its typewriter manufacturing operations to its Mexico facility from facilities in Singapore and Batam Island, Indonesia. On January 27, 1997 the Bankruptcy Court entered a Confirmation Order approving the Company's emergence from the Bankruptcy Proceedings. The Confirmation Order is subject to satisfaction of certain conditions precedent to the Effective Date, which the Company is in the process of satisfying.

The forward-looking comments in this Management's Discussion and Analysis of Results of Operations and Financial Condition are estimates by the Company's management of future performance and are subject to a variety of risks and uncertainties that could cause actual results to differ from management's current expectations.

                       Results of Operations

Net sales of $22.5 million for the quarter ended December 31, 1996 decreased 38.1 percent from last year's second quarter net sales of $36.3 million. For the six month period ended December 31, 1996, net sales were $43.4 million, a 37.7 percent decrease from last year's comparable period of $69.8 million. Unit sales of typewriters, personal word processors and related accessories and supplies are lower than a year ago, both domestically and internationally, as a result of a shrinking market and a continuing difficult and competitive environment. Under the POR, the reorganized company plans to significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing may, over time, include entering into strategic alliances with third parties to provide products or services. In that respect, the reorganized company will focus its efforts on forging alliances with companies that provide technologically advanced office products but presently do not have a substantial United States market share or market presence, and are intent on building or increasing market share by selling their products under the well-known "Smith Corona" name. The reorganized company intends to rely on its existing distribution network to become a leading vendor of technologically advanced office products. Further, the reorganized company intends to maintain its core business of manufacturing and distributing its current product line of typewriters, personal word processors and related accessories and supplies to satisfy continuing worldwide demand for these products.

On an operational level, the reorganized company will continue its business on a global basis with manufacturing operations in Mexico and sales and marketing operations in the United States and certain international markets. The reorganized company's Mexico facility also plans to provide contract manufacturing services to OEMs on a cost plus basis, thereby defraying manufacturing overhead expenses. Ideally, prospective OEMs may also form the basis for new product strategic alliances.

Gross margin, as a percentage of net sales, was 27.2 percent for the quarter, thus increasing the gross margin to 23.1 percent for the six months ended December 31, 1996, as compared to 2.5 percent and 7.0 percent, respectively, for the comparable periods last year. The margin improvement is a result of a proportionate increase of sales of higher margin products, manufacturing efficiencies gained from the Restructuring and a $.5 million gain from the sale of property, plant and equipment. The prior year gross margin was adversely impacted by a second quarter charge of approximately $4.4 million for inventory-related provisions.

Selling, administrative and research expenses for the three months and six months ended December 31, 1996 decreased $2.0 million and $7.4 million, respectively, as compared to the prior periods last year. The decreases reflect the overall savings in employee-related costs as a result of the Restructuring and reorganization efforts as well as the impact of a pension plan curtailment gain of $3.4 million which was recorded in the first quarter ended September 30, 1996.

The Company recorded reorganization costs for its bankruptcy proceedings aggregating $3.1 million and $5.2 million for the three and six months ended December 31, 1996, respectively, compared to $2.8 million and $6.1 million for the same periods a year ago. These charges primarily include professional fees attributable to the bankruptcy proceedings. On October 7, 1996 the Company announced the relocation of its world headquarters from New Canaan, Connecticut to its facility in Cortland, New York which resulted in a second quarter charge of approximately $.7 million. Additionally, reorganization costs for the six months ended December 31, 1996 include a purchase deposit forfeiture of $.5 million and interest income earned on domestic cash balances of $.6 million.

Other expense (income) for the three months ended December 31, 1996 includes a gain which is reflective of the final distribution of funds in the liquidation of the Company's wholly-owned Australian subsidiary. Also, in the first quarter of fiscal 1997 the Company recorded a charge of $.3 million representing amounts for additional claims arising from the bankruptcy claims reconciliation process.

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

On July 10, 1995, the Company entered into a Debtor-In-Possession Credit Agreement with two banks which was approved by the Bankruptcy Court on August 2, 1995. Proceeds from the Debtor-In-Possession Credit Agreement were used to repay amounts outstanding under the Amended and Restated Credit Agreement under which the Company was, as of June 30, 1995, in technical default. The Debtor-In-Possession Credit Agreement, as amended, provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24.0 million through the June 30, 1996 termination date. On July 10, 1996, the Company and its lenders amended and extended the Debtor-In-Possession Credit Agreement whereby the June 30, 1996 termination date was extended to the earlier of the Effective Date or December 31, 1996, and the bank commitment was reduced to $10.0 million. The Debtor-In-Possession Credit Agreement was amended on December 9, 1996, extending the expiration date to the earlier of the Effective Date or March 31, 1997. The lenders have retained the right to terminate the loans under the Debtor-In-Possession Credit Agreement with 60 days' notice at their sole discretion. The Debtor-In-Possession Credit Agreement provides for a security interest in substantially all of the Company's assets. The Debtor-In-Possession Credit Agreement provides certain restrictive covenants for which management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Chapter 11 proceedings.
The Company is currently in compliance with the terms of the Debtor-In-Possession Credit Agreement or has obtained waivers as necessary. In January 1996, the Company repaid the funded portion of its bank loans. Other obligations remain outstanding under the Debtor-In-Possession Credit Agreement or the Amended and Restated Credit Agreement including reimbursement obligations under letters of credit and certain indemnification obligations.

As part of the POR, the Company is currently in discussions with a lender to finalize a $25.0 million line of credit.

Due to the Bankruptcy Proceedings, substantially all claims against the Company, prior to July 5, 1995, (and prior to August 18, 1995 for the three Nonoperating Subsidiaries and prior to October 31, 1996 for the three Wholly-Owned Domestic Subsidiaries) are subject to the automatic stay provisions under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession.

At the Company's request, the Bankruptcy Court established a bar date of October 31, 1995 for pre-petition claims against the Company. The Bankruptcy Court also established an administrative claims bar date of (i) October 18, 1996 for claims that occurred on or before August 16, 1996 and (ii) the date which is 60 days after the Effective Date for claims that occurred after August 16, 1996 and on or before the Effective Date. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Bankruptcy Proceedings. The Company has given notice to all known actual or potential claimants subject to the October 31, 1995 and October 18, 1996 bar dates of their need to file a proof of claim with the Bankruptcy Court. The Company is reconciling claims that differ from the Company's records, and any differences that cannot be resolved by negotiated agreement between the Company and the claimant will
be resolved by the Bankruptcy Court.   The claims reconciliation
process is ongoing and during Fiscal 1997 has not resulted in any material adjustments to the Company's financial records.

On January 27, 1997 the Bankruptcy Court entered the
Confirmation Order. The Confirmation Order is subject to satisfaction of certain conditions precedent to the Effective
Date, which the Company is in the process of satisfying.

Under the POR, the Company intends to satisfy all allowed general unsecured claims through the distribution to holders of such claims of (i) cash of approximately $10.8 million (less any amounts paid to holders of allowed convenience class claims discussed below) and (ii) 85% of the reorganized company's common stock. Each holder of an allowed general unsecured claim will receive one share of the reorganized company's common stock for each ten dollars in allowed claim value. The Company intends to satisfy all allowed claims senior to allowed general unsecured claims by the payment in full in cash or notes (as provided for by the Bankruptcy Code) or the assumption of all such claims. In addition, allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) shall receive payment in cash in an amount equal to 60% of the amount of such claim. Finally, the POR cancels all currently outstanding Common Stock of the Company and provides shareholders with warrants to purchase one share of common stock in the reorganized company for each twenty shares of Common Stock of the Company.

During the six months ended December 31, 1996, the Company's operating activities used $1.2 million of cash, primarily as a result of the net loss and an increase in accounts receivable, offset by a decrease in inventories. Accounts receivable increased $1.3 million and inventories decreased $1.9 million which is attributable to a larger portion of sales occurring later in the second quarter.

As part of its ongoing reorganization efforts under the Bankruptcy Proceedings, on August 7, 1996, the Company issued a notice of intent to terminate its Defined Benefit Plans. The termination resulted in a first quarter curtailment gain of approximately $3.4 million which was recorded in selling, administrative and research expense.

The PBGC opposed termination of the Defined Benefit Plans. On September 5, 1996, the PBGC filed in the Bankruptcy Court claims for minimum funding contributions and for unfunded benefit liabilities. The PBGC stated that its claims against the Company and its subsidiaries upon termination of the Defined Benefit Plans would total approximately $26.0 million. On October 31 and November 1, 1996, the Company, the Nonoperating Subsidiaries, the Official Committee of Unsecured Creditors and the PBGC presented evidence in the Bankruptcy Court on the question of whether the Company and the Nonoperating Subsidiaries had met applicable statutory tests for distress termination of the Defined Benefit Plans. The Bankruptcy Court reserved decision.

On December 17, 1996, the Company and the PBGC executed a settlement agreement whereby the Company withdrew its application with the PBGC to terminate the Smith Corona Corporation Salaried Employees' Retirement Plan (the "Salaried Plan"), withdrew its Bankruptcy Court motion to terminate the Salaried Plan, and notified participants and beneficiaries that the Salaried Plan will continue on a frozen basis, i.e., no future benefits for plan participants will be earned. The agreement between the Company and the PBGC also provided that the Company promptly complete its distress termination filing with the PBGC with respect to the Smith Corona Corporation Hourly Employees' Retirement Plan and SCM Office Supplies, Inc. Salaried Employees' and Hourly Employees' Retirement Plan (the "Hourly Plan"). Termination of the Hourly Plan resulted in the PBGC receiving an allowed general unsecured claim in the Bankruptcy Proceedings of $8.3 million. Upon final court approval, obtained on January 22, 1997, all PBGC claims with respect to the Salaried and Hourly Plans, except the $8.3 million general unsecured claim, were withdrawn and the PBGC's objection to confirmation of the Company's POR also was also withdrawn.

The Company had no material commitments for capital expenditures at December 31, 1996.

The Company believes that its cash and borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10   Sixth Amendment to the Debtor-In-Possession
                    Credit Agreement dated as of December 9,
                    1996
               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               None.




                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SMITH CORONA CORPORATION




February 12, 1997
                              By: /s/  John A. Piontkowski
                                  John A. Piontkowski
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                              By: /s/ Martin D. Wilson
                                  Martin D. Wilson
                                  Vice President/Controller
                                  (Principal Accounting Officer)




                         EXHIBIT INDEX


Exhibit

EX-10               Sixth Amendment to Debtor-In-Possession
                    Credit Agreement
EX-27               Financial Data Schedule (electronically
                    filed only)