Form 10-Q
period 1997-03-31
SMITH CORONA CORP
filed 1997-05-13
CIK 851292

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549
                            FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1997

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

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
          Class                              May 9, 1997

Common Stock, par value $.001                 2,666,812
per share

            SMITH CORONA CORPORATION AND SUBSIDIARIES

                              INDEX


                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Condensed Consolidated Balance Sheets -
          March 31, 1997 and June 30, 1996                      1

          Consolidated Statements of Operations - For the
          three and nine months ended March 31, 1997
          and 1996                                              2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the nine months ended March 31, 1997     3

          Consolidated Statements of Cash Flows - For the
          nine months ended March 31, 1997 and 1996             4

          Notes to Consolidated Financial Statements         5-14


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                15-17


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    17

Item 6.   Exhibits and Reports on Form 8-K                  18-19


Signatures                                                     20

Exhibit Index
                SMITH CORONA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)

                                           March 31,     June 30,
                                             1997         1996
ASSETS                                                 (audited)
  Current assets:
    Cash and cash equivalents               $ 22,259    $ 29,929
    Accounts receivable (net of allowance
      for doubtful accounts of $889 and
      $1,576, respectively)                   12,227      17,185
    Inventories                               12,544      16,873
    Prepaid expenses and other current
      assets                                   3,239       4,754
    Total current assets                      50,269      68,741

  Property, plant and equipment, net          12,169      12,639
  Other assets                                   565       2,492

    TOTAL                                   $ 63,003    $ 83,872

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                          $  4,999    $  3,569
    Accrued liabilities                       12,560      10,353
    Income taxes payable                       3,522         702
    Total current liabilities                 21,081      14,624

  Pension liability                            4,832           -
  Postretirement benefits                     12,472           -
  Other long-term liabilities                  3,199           -
  Liabilities subject to compromise                -      60,120
    Total liabilities                         41,584      74,744
  Stockholders' equity:
    Common stock-2,514,437 shares
       and 30,250,000 shares issued
       and outstanding, respectively               3         303
    Additional paid-in capital                55,068      44,697
    Deferred compensation                       (165)          -
    Accumulated deficit                      (33,487)    (35,872)
    Total stockholders' equity                21,419       9,128

    TOTAL                                   $ 63,003    $ 83,872

See accompanying notes to consolidated financial statements.

                SMITH CORONA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ in thousands, except per share amounts)



                              Three months ended   Nine months ended
                                    March 31,            March 31,
                                  1997     1996       1997     1996

Net sales                      $16,905   $20,026   $60,354   $89,792
Cost of goods sold              13,988    18,914    47,396    83,773
  Gross margin                   2,917     1,112    12,958     6,019
Selling, general and
  administrative expenses        4,964     7,136    12,181    21,703
Reorganization costs             1,208     2,090     6,416     8,147
Restructuring expense(income)        -   (16,995)        -   (18,296)
Other expense (income)               -      (441)      150    (1,537)
Operating income (loss)         (3,255)    9,322    (5,789)   (3,998)
Interest (income) expense          (89)       (4)      (98)      596

Income (loss) before income
  taxes and extraordinary gain  (3,166)    9,326    (5,691)   (4,594)
Income taxes                        20       255        46       400
Income (loss)
  before extraordinary gain     (3,186)    9,071    (5,737)   (4,994)

Extraordinary gain               8,122         -     8,122         -
Net income (loss)              $ 4,936   $ 9,071   $ 2,385   $(4,994)


Income (loss) per common and
  common equivalent share:

  Income (loss) before
     extraordinary gain         $(1.42)   $ 4.03    $(2.55)   $(2.22)
  Extraordinary gain              3.61         -      3.61         -
  Net income (loss) per common
     and common equivalent
     share                      $ 2.19    $ 4.03    $ 1.06    $(2.22)

  Weighted average common and
     common equivalent shares
     outstanding (in thousands)  2,249     2,249     2,249     2,249

See accompanying notes to consolidated financial statements.

                SMITH CORONA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the nine months ended March 31, 1997
                           ($ in thousands)

                                  Additional
                          Common  Paid-In    Deferred     Accumulated
                           Stock  Capital    Compensation Deficit     Total


Balance June 30, 1996      $303   $44,697          -      $(35,872) $ 9,128

Net income                     -        -          -         2,385    2,385

Deferred compensation          -      171      $(171)            -        -

Amortization of deferred
  compensation                 -        -          6             -        6

Cancellation of old
  common stock             (303)      303          -             -        -

Issuance of new common
  stock to creditors          3     9,897          -             -    9,900

Balance March 31, 1997     $  3   $55,068      $(165)     $(33,487) $21,419

See accompanying notes to consolidated financial statements.

         SMITH CORONA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)
                                               Nine months ended
                                                     March 31,
                                                   1997    1996

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ 2,385  $(4,994)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization               2,708    4,402
      Gain on disposition of
        property, plant and equipment              (439) (16,196)
      Inventory provisions                        1,812    4,243
      Pension curtailment gain                   (3,394)  (1,524)
      Extraordinary gain                         (8,122)       -
      Other noncash items                          (132)     (63)
      Changes in assets and liabilities:
          Accounts receivable                     4,958   16,223
          Inventories                             2,517   28,297
          Prepaid expenses and
            other current assets                  1,515      115
          Other assets                              (85)      48
          Trade payables                          1,496   (6,101)
          Accrued liabilities and income taxes
           payable                                  210  (14,192)
          Postretirement benefits and pension
           liability                             (1,181)     845
          Other long-term liabilities               337      (80)
  Net cash provided by
    operating activities                          4,585   11,023
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property,
    plant and equipment                             466   24,003
  Capital expenditures                             (247)    (229)
  Net cash provided by
   investing activities                             219   23,774
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank loans (repayments), net                        -  (17,400)
  Payments made to settle
    liabilities subject to compromise           (12,474)       -
  Net cash used in
    financing activities                        (12,474) (17,400)
  Increase (decrease) in
    cash and cash equivalents                    (7,670)  17,397
  Cash and cash equivalents:
    Beginning of period                          29,929    7,003
    End of period                               $22,259  $24,400

See accompanying notes to consolidated financial statements.

          SMITH CORONA CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
        ($ in thousands, except per share amounts)

NOTE 1 - PETITION FOR REORGANIZATION UNDER CHAPTER 11 AND BASIS
         OF PRESENTATION

On July 5, 1995 (the "Petition Date"), Smith Corona Corporation (the
"Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United
States Bankruptcy Court for the District of Delaware (the "Bankruptcy
Court").  On August 18, 1995, SCM Office Supplies, Inc., SCC LI
Corporation (formerly known as Histacount Corporation) and Hulse
Manufacturing Company, all wholly-owned nonoperating subsidiaries of the Company (collectively, the "Nonoperating Subsidiaries"), filed
Chapter 11 petitions.  On October 31, 1996, Smith Corona Overseas
Holdings, Inc., SCM Inter-American Corporation and SCM (United Kingdom)
Limited, all wholly-owned domestic subsidiaries (the "Wholly-Owned
Domestic Subsidiaries"), also filed Chapter 11 petitions. (The petitions of the Company, the Nonoperating Subsidiaries and the Wholly-Owned
Domestic Subsidiaries are referred to herein collectively as the "Bankruptcy Proceedings"). The primary purpose of the October 31, 1996 filings, which had no effect on operations, was to better protect corporate assets during the reorganization period. The Bankruptcy
Proceedings primarily related to all U.S. assets and operations and did not pertain to the Company's international subsidiaries. From July 5, 1995 to February 28, 1997, the Company operated as a debtor-in-possession.

On January 27, 1997 the Bankruptcy Court entered an order confirming the Company's Third Amended Second Joint Plan of Reorganization (the
"Confirmation Order"). The Confirmation Order was subject to satisfaction of certain conditions precedent to the effective date.
The Company satisfied the conditions and emerged from the Bankruptcy
Proceedings on February 28, 1997 (the "Effective Date").

The consolidated financial statements for periods prior to the Effective Date have been presented in accordance with the American
Institute of Certified Public Accountants Statement of Position 90-7:
"Financial Reporting by Entities in Reorganization Under the Bankruptcy
Code." The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Accordingly, the consolidated financial statements for periods prior to the Effective Date do not reflect adjustments or provide for the potential consequences of the Bankruptcy Proceedings. In particular, the consolidated financial statements for periods prior to the Effective Date do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) prepetition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations.

Liabilities recorded by the Company as of June 30, 1996, that were expected to be compromised under a plan of reorganization consisted of the following:

                                                                      June 30,
                                                                         1996
Trade payables                                                        $10,417
Accrued liabilities                                                    10,787
Income taxes payable                                                    3,088
Postretirement benefits                                                12,497
Pension liability                                                      17,681
Other long-term liabilities                                             5,650
     Total(1)                                                         $60,120

(1) Excludes a net intercompany (receivable) payable in the amount of $24,637 to the Company's subsidiaries not included in the Bankruptcy Proceedings. If the Wholly-Owned Domestic Subsidiaries were reflected as part of the June 30, 1996 amount, the net intercompany (receivable) payable would have been a net intercompany receivable of $(1,203).

The Company recorded reorganization costs relating to its Bankruptcy
Proceedings aggregating $6,416 for the nine months ended March 31, 1997. These charges include professional fees, a provision for closing the New Canaan, Connecticut headquarters and relocation of such headquarters to Cortland, New York, and costs associated with the distribution of the Company's Third Amended Second Joint Plan of
Reorganization (the "POR") for the solicitation of creditors, offset by interest income earned on domestic cash balances of $607, a purchase deposit forfeiture of $500 and a settlement the Company reached with its banks relating to the Company's debtor-in-possession financing of $500.

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The Administrator was appointed as Liquidator on August 29, 1995. Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company had recorded in other expense (income) an estimated loss on liquidation of approximately $415 and $291 in the first and third quarters, respectively, of the year ended June 30, 1996. On
December 6, 1996, the Company received the final distribution of funds in the liquidation of the Australian subsidiary which resulted in a gain, recorded in other income, of approximately $157 during the second quarter ended December 31, 1996. The Company has established a distributor relationship in the Australian market for the purpose of maintaining its distribution capacity.

At the Company's request, the Bankruptcy Court established a bar date of October 31, 1995 for pre-petition claims against the Company. The
Bankruptcy Court also established an administrative claims bar date of
(i) October 18, 1996 for claims that occurred on or before August 16, 1996 and (ii) April 29, 1997 for claims that occurred after August 16,
1996 and on or before the Effective Date. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Bankruptcy Proceedings. The Company has given notice to all known actual or potential claimants subject to the October 31, 1995, October 18, 1996 and April 29, 1997 bar dates of their need to file a proof of claim with the Bankruptcy Court. The
Company is reconciling claims that differ from the Company's records, and any differences that cannot be resolved by negotiated agreements between the Company and the claimant will be resolved by the Bankruptcy
Court.

Under the POR, all allowed general unsecured claims will be satisfied through the distribution to holders of such claims of (i) the unsecured class cash of approximately $11,330 (less any amounts paid to holders of allowed convenience class claims discussed below), and (ii) 85 percent of the reorganized company's common stock to be issued pursuant to the POR. Each holder of an allowed general unsecured claim will receive one share of the reorganized company's common stock for each ten dollars in allowed claim value. All allowed claims senior to allowed general unsecured claims will be satisfied by the payment in full in cash or notes (as provided for by the Bankruptcy Code) or the assumption of all such claims. As described below, the distributions to holders of allowed general unsecured claims and claims senior to such claims have commenced. Allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) received payment in cash in an amount equal to 60 percent of the amount of such claims. In addition, registered holders as of August 15, 1996, of the Company's common stock, par value $.01 per share, which was outstanding prior to the Effective Date (the "Old Common Stock") have received warrants to purchase one share of common stock, par value $.001 per share (the "Common Stock") in the reorganized company for each twenty shares of Old Common Stock.

For the quarter ended March 31, 1997, the Company made a disbursement of $12,474 to the distribution agent for payment of allowed general unsecured claims and claims senior to such claims. Additionally, in accordance with the POR, as of March 31, 1997 2,456,634 Common Shares were issued to allowed general unsecured claim holders. Once disputed general unsecured claims are resolved and allowed, such claimants will share, on a pro rata basis, in the aforementioned cash pool as well as in 85 percent of the Common Stock. On February 28, 1997 the Company recorded a value of approximately $9,900 for 85 percent of the Common
Stock. In connection with the POR going effective, certain liabilities recorded as subject to compromise were retained by the Company and approximately $30,496 of such liabilities were settled which resulted in a pre-tax and after-tax extraordinary gain of approximately $8,122.

Under the POR, the reorganized company plans to significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing may, over time, include entering into strategic alliances with third parties to provide products or services.
In that respect, the reorganized company will focus its efforts on forging alliances with companies that provide technologically advanced office products but presently do not have a substantial United States market share or market presence, and are intent on building or increasing market share by selling their products under the well-known
"Smith Corona" name. The reorganized company intends to rely on its existing distribution network to become a leading vendor of technologically advanced office products. Further, the reorganized company intends to maintain its core business of manufacturing and distributing its current product line of typewriters and personal word processors and related supplies and accessories to satisfy continuing worldwide demand for these products.

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

Income (loss) per common and common equivalent share for all periods presented are based on the weighted average number of common shares outstanding since the Effective Date and the effect of considering common stock equivalents. Primary and fully diluted income (loss) per common and common equivalent share are approximately the same, and therefore, are not shown separately.

Certain reclassifications have been made to the prior year's financial statements to conform with the fiscal 1997 presentation.

NOTE 3 - CONTINGENCIES

See Note 4 for a description of the termination proceedings for the Defined Benefit Plans. See Note 1 for a description of the Bankruptcy
Proceedings.

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At March 31, 1997 and June 30, 1996, the Company had recorded liabilities of approximately
$3,325 and $4,160, respectively, related to environmental matters.
Because of the uncertainties associated with assessing environmental matters, the related ultimate liabilities are not presently determinable. However, based on facts presently known, management does not believe that these investigations or lawsuits, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the
"Cortlandville Site") and, together (the "Owner/Operator Sites").  The
Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. Remediation programs at the Owner/Operator Sites currently consist of round-the-clock pumping and filtering (Cortlandville Site) or soil venting with a soil infiltration injection system (Groton Site). The costs of establishing remediation programs at the Owner/Operator Sites had largely been paid by the Company prior to the Petition Date. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. Under the POR, the reorganized company will continue to be responsible for those costs. The Company believes that it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville Sites.
Claims asserted by the New York Department of Environmental
Conservation ("DEC") and the New York Department of Health ("DOH") in the Company's bankruptcy proceedings for past and future costs at the Groton and Cortlandville Sites, and at eight other sites, were resolved by the Company and the State of New York on August 6, 1996 at amounts that were not material to the Company's financial results.

The Company was served in June 1992 with a summons and complaint and, in June 1994, with an amended complaint, in a contribution action brought by five private plaintiffs in the United States District Court for the Northern District of New York pursuant to the federal
Comprehensive Environmental Response, Compensation and Liability Act
("CERCLA") and certain state law theories (the "Cooper Industries action"). The plaintiffs in this action are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co.,
Niagara Mohawk Power Corporation and Overhead Door Corporation. The amended complaint, which listed the Company and fourteen other persons or entities as defendants, sought contribution or reimbursement for response costs incurred to date, and to be incurred in the future, for the remediation of a site in Cortland, New York known as the "Rosen
Site". Claims concerning the Rosen Site were filed against the Company in the Bankruptcy Court by the United States Environmental Protection
Agency ("EPA"), the United States Department of the Interior ("DOI"), the DEC, the DOH and certain plaintiffs and defendants in the Cooper
Industries action. The Company entered into a written agreement with the United States (on behalf of the EPA and DOI), the State of New York
(on behalf of the DEC and DOH), and the five Cooper Industries plaintiffs dated as of February 14, 1997 (the "Rosen Site Settlement").
The Rosen Site Settlement was lodged with the Bankruptcy Court on April
7, 1997. It will become effective subject to three conditions: (i) publication by the United States of a Notice of Lodging in the Federal
Register (which occurred on April 21, 1997); (ii) a 30-day period of public notice and comment (which will elapse on May 21, 1997); and (ii) final approval and entry by the Bankruptcy Court, upon motion of the United States. Pursuant to the Rosen Site Settlement, all Rosen Site-related claims of the signing parties, including the Cooper Industries action, will be resolved as to the Company in exchange for consideration that includes an allowed general unsecured claim in the Bankruptcy Proceedings. In addition, the Rosen Site Settlement provides for a grant of judicial protection to the Company against contribution actions or claims regarding the matters addressed therein, including such claims of the Company's co-defendants in the Cooper
Industries action. This agreement resulted in a fiscal 1997 second quarter charge of $250.

The Company is also a defendant or plaintiff in various other legal actions that have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operation.

NOTE 4 - PENSION PLAN TERMINATION

The Company sponsored and maintained two defined benefit pension plans:
(i) The Smith Corona Corporation Hourly Employees' Retirement Plan and
SCM Office Supplies, Inc. Salaried Employees' and Hourly Employees'
Retirement Plan, as amended and restated as of December 31, 1995 (the
"Hourly Plan"); and (ii) the Smith Corona Corporation Salaried
Employees' Retirement Plan, as amended and restated as of January 1, 1994 the ("Salaried Plan")(collectively, the "Defined Benefit Plans").
Employees do not contribute to the Defined Benefit Plans.

On August 6, 1996, the Company decided to discontinue future benefit accruals under the Defined Benefit Plans as of September 1, 1996 and to seek termination of the Defined Benefit Plans as of October 6, 1996.
On August 7, 1996, pursuant to applicable Federal law and regulations, the Company caused a Notice of Intent to Terminate to be issued to affected parties under the Defined Benefit Plans. The freezing of benefit accruals resulted in a $3,394 curtailment gain recorded in selling, general and administrative expenses during the three months ended September 30, 1996.

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

The PBGC opposed termination of the Defined Benefit Plans.  On December
17, 1996, the Company and the PBGC executed a settlement agreement whereby the Company withdrew its application with the PBGC to terminate the Salaried Plan, withdrew its Bankruptcy Court motion to terminate the Salaried Plan, and notified participants and beneficiaries that the Salaried Plan will continue on a frozen basis, i.e., no future benefits for plan participants will be earned. The agreement between the Company and the PBGC also provided that the Company promptly complete its distress termination filing with the PBGC with respect to the Hourly Plan. Termination of the Hourly Plan resulted in the PBGC receiving an allowed general unsecured claim in the Bankruptcy
Proceedings of $8,300.  Upon final court approval, obtained on January
22, 1997, all PBGC claims with respect to the Salaried and Hourly
Plans, except the $8,300 general unsecured claim, were withdrawn and the PBGC's objection to confirmation of the Company's POR also was withdrawn.

NOTE 5 - INVENTORIES

A summary of inventories, by major classification and net of reserves, is as follows:

                                    March 31,        June 30,
                                      1997             1996

Raw materials and work-in-process   $ 5,102          $ 6,180
Finished goods                        7,442           10,693
     Total                          $12,544          $16,873

NOTE 6 - RESTRUCTURING COSTS

On May 8, 1995 the Company announced a major restructuring whereby the Company's typewriter manufacturing would be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action resulted in the termination of approximately 1,300 workers in Singapore and Batam Island. The Company ceased production in Singapore and Batam Island, Indonesia in November 1995, and relocated equipment to Mexico where typewriter production commenced in December 1995. The Company sold certain of its Singapore machinery and equipment for proceeds of approximately $2,333 resulting in a loss of approximately $1,489 which was accrued as part of the fiscal 1995 restructuring charge. Additionally, the Company sold its Singapore facility and the underlying land lease on February 8, 1996 for net proceeds of approximately $21,041. The sale of the facility resulted in a pretax gain of approximately $17,755 and was included in restructuring expense (income) for the third quarter of fiscal 1996.

In addition to the relocation of typewriter manufacturing to Mexico, the Company also eliminated approximately 180 support positions within research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations (collectively, the "Restructuring"). Approximately $10,000 in additional annual pretax savings were realized from elimination of these support positions. These reductions were completed by the end of the first quarter of fiscal 1996 and resulted in a pension curtailment gain of approximately $1,524 included in restructuring expense (income) for the second quarter of fiscal 1996.

As a result of these actions, the Company recorded a pretax charge of approximately $14,870 in the fourth quarter of fiscal 1995, of which approximately $1,877 represented primarily non-cash machinery and equipment asset write-offs, and the remainder related to employee severance. Additionally, certain costs, primarily relating to the shutdown of Singapore operations, of approximately $1,622 pretax, were recognized as charges to operations as incurred during fiscal 1996 as they do not qualify as restructuring costs.


    The activity for the nine months ended March 31, 1997 in the restructuring accrual is as follows:


                                     Other
                       Severance     Costs    Total
June 30, 1996 balance  $ 4,685      $ 320    $ 5,005
1997 Activity (1)       (4,685)      (320)    (5,005)
March 31, 1997
   balance             $     -      $   -    $     -

(1) The severance amount of $4,685 and other costs amount of $279 were compromised and paid on March 7, 1997 as part of the POR.
Additionally, other costs includes cash payments for liquidation of Singapore operations amounting to $41.



NOTE 7 - CASH FLOWS

There were no borrowings or repayments under the Company's credit facility for the nine months ended March 31, 1997. However, aggregate borrowings amounted to $1,330,700 for the nine months ended March 31, 1996, while aggregate repayments were $1,348,100 for the same period.



NOTE 8 - BANK LOANS

On July 10, 1995, the Company entered into a Debtor-In-Possession Credit Agreement (the "Debtor-In-Possession Credit Agreement") with its lenders which was approved by the Bankruptcy Court on August 2, 1995. Proceeds from the Debtor-In-Possession Credit Agreement were used to repay amounts outstanding under the Company's Amended and Restated Credit Agreement dated April 7, 1995 under which the Company was, as of June 30, 1995, in technical default. The Debtor-In-Possession Credit Agreement, as amended, provided for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24,000 through June 30, 1996 and $10,000 from June 30, 1996 through the termination date of March 31, 1997 or the Effective Date, whichever was earlier. On the Effective Date, the Debtor-In-Possession Credit Agreement terminated.

On February 28, 1997, as part of the POR, the Company entered into a loan and security agreement (the "Loan and Security Agreement") with a new lender. The Loan and Security Agreement provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible accounts receivable and inventories in the amount not to exceed $25,000 through the February 28, 2000 expiration date. Interest is .75 percent over the Prime Rate or 3 percent over the Adjusted Eurodollar Rate. Payment of dividends is prohibited by the terms of the Loan and Security Agreement, except for non-cash dividends pursuant to the Rights Agreement (as hereinafter described). Pursuant to the provisions of the Loan and Security Agreement the Company must maintain an adjusted net worth of $11,074. Management believes that it has adequate flexibility and that such a covenant should not impose an undue restriction on the operations of the Company. The Loan and Security Agreement is secured by all of the Company's assets.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

As of the Effective Date, the Company has authorized 100,000,000 shares of Common Stock, par value $.001 per share. Prior to the Effective Date the Company had authorized 90,000,000 shares of Old Common Stock.

Preferred Stock

As of the Effective Date, the Company has authorized 10,000,000 shares of preferred stock, par value of $.001 per share. 10,000 shares of Preferred Stock, Series A, whose terms are fixed by the Rights
Agreement, have been reserved for issuance.

Rights Agreement

On February 28, 1997, pursuant to the POR, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to stockholders of record at the close of business on such date and payable with respect to Common
Stock issued thereafter. Each right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share (a "Unit") of Preferred Stock, Series A at a purchase price of $25.50 per Unit, subject to adjustment. Initially, the Rights will be attached to all certificates representing shares of Common Stock, and no separate certificates evidencing The Rights will be distributed. The Rights will separate from the Common Stock and will be exercisable upon the earlier of (i) ten days (or such later date as the Board of Directors shall determine) following public disclosure that a person or group of affiliated or associated persons has become an "Acquiring Person" (as defined below) or (ii) ten business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an "Acquiring Person".
Except for certain claimants under the POR, for whom the percentage is higher, an "Acquiring Person" is a person or group of affiliated or associated persons who has acquired beneficial ownership of 15 percent or more of the outstanding shares of Common Stock. The term "Acquiring Person" excludes (i) the Company, (ii) any subsidiary of the Company,
(iii) any employee benefit plan of the Company or any subsidiary of the Company or (iv) any person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan. The Rights, which do not have voting rights, will expire on February 28, 2007 unless extended or earlier redeemed by the Company.


In the event that a person becomes an Acquiring Person, each holder of a Right will have the right to receive, upon exercise of the Right, Common Stock having a value equal to two times the exercise price of the Right. Rights that are owned by any Acquiring Person will be null and void. In the event that a person has become an Acquiring Person and the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or more than 50 percent of the Company's assets or earning power is sold, each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

The Rights may be redeemed by the Company at a price of $.001 per Right at any time until ten days following the date on which a person has become an Acquiring Person.

Warrants

Also on the Effective Date, the Company issued warrants to stockholders of record as of August 15, 1996 of the Old Common Stock. Eligible stockholders received one warrant to purchase one share of Common Stock for every 20 shares of the Old Common Stock held by them. The Old Common Stock was canceled on the Effective Date. The exercise price of the warrants has initially been set at $8.50 per share. The warrants may be exercised at any time from August 28, 1997 to February 28, 1999. As of March 31, 1997, there were 1,512,423 warrants issued.

Senior Officer Stock

Pursuant to the POR, the Chief Executive Officer, Chief Financial Officer and Senior Vice President/Marketing may be granted up to 5 percent of the total shares of Common Stock which are issued under the provisions of the POR (not including the effect of the exercise of any of the above warrants). Rights to these shares shall not vest prior to the earlier of the second anniversary of the Effective Date (the "Restriction Period") or a change in control. The market value of these shares at the date of award is reflected as deferred compensation in Stockholders' Equity and is being amortized over the Restriction Period. The number of shares of the Company's Common Stock awarded and outstanding under this plan as of March 31, 1997 were 57,803.

Employee Stock Incentive Plan

Pursuant to the POR, the Company shall implement an employee stock incentive or other similar plan, which shall provide for the issuance of up to 10 percent of the total shares of Common Stock (or options to acquire such shares)which are issued pursuant to the provisions of the POR (not including the effect of the exercise of any of the above warrants). This employee stock incentive plan has not yet been implemented.

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

On January 27, 1997 the Bankruptcy Court entered the
Confirmation Order and the Company emerged from the Bankruptcy
Proceedings on the Effective Date of February 28, 1997.

During the Bankruptcy Proceedings, the Company confined expenditures to those manufacturing and operating costs that were necessary to preserve and maintain going-concern value. In light of its financial condition, the Company also implemented a planned reduction in its workforce and a consolidation of its manufacturing and distribution operations and relocated its world headquarters from New Canaan, Connecticut to its facility in Cortland, New York. Additionally, as part of a major restructuring plan announced by the Company on May 8, 1995, the Company relocated its typewriter manufacturing operations to its Mexico facility from facilities in Singapore and Batam Island, Indonesia.

The forward-looking comments in this Management's Discussion and Analysis of Results of Operations and Financial Condition are estimates by the Company's management of future performance and are subject to a variety of risks and uncertainties that could cause actual results to differ from management's current expectations.

                       Results of Operations

Net sales of $16.9 million for the quarter ended March 31, 1997 decreased 15.6 percent from last year's third quarter net sales of $20.0 million. For the nine month period ended March 31, 1997, net sales were $60.4 million, a 32.8 percent decrease from last year's comparable period of $89.8 million. Overall, unit sales of typewriters increased 4.8 percent for the quarter ended March 31, 1997 over the same period last year, while unit sales of personal word processors and related accessories and supplies are lower than a year ago. For the nine month period unit sales of typewriters, personal word processors and related accessories and supplies are lower than a year ago, both domestically and internationally, as a result of a shrinking market and a continuing difficult and competitive environment. Under the POR, the reorganized company plans to significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing may, over time, include entering into strategic alliances with third parties to provide products or services. In that respect, the reorganized company will focus its efforts on forging alliances with companies that provide technologically advanced office products but presently do not have a substantial United States market share or market presence, and are intent on building or increasing market share by selling their products under the well-known "Smith Corona" name. The reorganized company intends to rely on its existing distribution network to become a leading vendor of technologically advanced office products. Further, the reorganized company intends to maintain its core business of manufacturing and distributing its current product line of typewriters, personal word processors and related accessories and supplies to satisfy continuing worldwide demand for these products.

Gross margin, as a percentage of net sales, was 17.3 percent for the quarter and 21.5 percent for the nine months ended March 31, 1997, as compared to 5.6 percent and 6.7 percent, respectively, for the comparable periods last year. The margin improvement is primarily the result of manufacturing efficiencies gained from the Restructuring. The prior year gross margin was adversely impacted by a second quarter charge of approximately $4.4 million for inventory-related provisions.

Selling, general and administrative expenses for the three months and nine months ended March 31, 1997 decreased $2.2 million and $9.5 million, respectively, as compared to the prior periods last year. The decreases reflect the overall savings in employee-related costs as a result of the Restructuring and reorganization efforts as well as the impact of a pension plan curtailment gain of $3.4 million which was recorded in the first quarter ended September 30, 1996.

The Company recorded reorganization costs for its bankruptcy proceedings aggregating $1.2 million and $6.4 million for the three and nine months ended March 31, 1997, respectively, compared to $2.1 million and $8.1 million for the same periods a year ago. These charges primarily include professional fees attributable to the bankruptcy proceedings. On October 7, 1996 the Company announced the relocation of its world headquarters from New Canaan, Connecticut to its facility in Cortland, New York which resulted in a second quarter charge of approximately $.7 million. Additionally, reorganization costs for the nine months ended March 31, 1997 includes income from a purchase deposit forfeiture of $.5 million, interest income earned on domestic cash balances of $.6 million and a settlement the Company reached with its banks relating to the Company's debtor-in-possession financing of $.5 million.

As a result of emergence from the Bankruptcy Proceedings the Company recognized a pre-tax and after-tax extraordinary gain of $8.1 million for debt forgiveness in the three and nine month periods ended March 31, 1997.

                       Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash balances, cash flows generated from operations and available borrowing capacity.

On February 28, 1997, the Company entered into a loan and security agreement (the "Loan and Security Agreement") with its lender. The Loan and Security Agreement provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible accounts receivable and inventories in the amount not to exceed $25.0 million through the February 28, 2000 expiration date. Interest is .75 percent over the Prime Rate or 3 percent over the Adjusted Eurodollar Rate. Payment of dividends is prohibited by the terms of the Loan and Security Agreement, except for non-cash dividends pursuant to the Rights Agreement. Pursuant to the provisions of the Loan and Security Agreement the Company must maintain an adjusted net worth of $11.1 million. Management believes that it has adequate flexibility and that such a covenant should not impose an undue restriction on the operations of the Company. The Loan and Security Agreement is secured by all of the Company's assets.

During the nine months ended March 31, 1997, the Company's operating activities provided $4.6 million of cash, primarily as a result of a decrease in accounts receivable and inventories. Accounts receivable decreased $5.0 million which is attributable to the reduction of sales compared to the prior year.

The Company had no material commitments for capital expenditures at March 31, 1997.

The Company believes that its cash and borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.

PART II - Other Information

Item 1.   Legal Proceedings.

          Information required by this item is incorporated by reference from "Note 1 - Petition for Reorganization Under Chapter 11 and Basis of Presentation," "Note 3 - Contingencies" and "Note 4 - Pension Plan Termination" in the Notes to the Consolidated Financial Statements appearing in this Form 10-Q Quarterly Report.






Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               2.1 Debtors' Third Amended Second Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File No. 1-10281) (see Exhibit A included therein).

               2.2 Motion to Approve Technical Amendments to the Debtors' Third Amended Second Joint Plan of Reorganization, as approved by the United States Bankruptcy Court for the District of Delaware (incorporated by reference to
                    Exhibit 2 to the Registrant's Registration
                    Statement on Form 8-A dated January 30, 1997
                    (File No. 1-10281)).

               3.1 Restated Certificate of Incorporation of Smith Corona Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).

               3.2 Certificate of Designation, Preferences and Rights of Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).

               3.3  By-Laws of Smith Corona Corporation
                    (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).

               4.1  Rights Agreement between Smith Corona
                    Corporation and Marine Midland Bank, as
                    Rights Agent, dated as of February 28,
                    1997 (incorporated by reference to Exhibit
                    4.1 to the Registrant's Form 8-K Current
                    Report dated February 28, 1997 (File No. 1-
                    10281)).

               4.2  Warrant Agreement between Smith Corona
                    Corporation and Marine Midland Bank, as
                    Warrant Agent, dated as of February 28,1997
                    (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).




               10 Loan and Security Agreement by and between Congress Financial Corporation, as Lender, and Smith Corona Corporation, as Borrower, dated February 28, 1997.

               11   Statement Re Computation of Income (Loss)Per
                    Common Share

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               Three Current Reports on Form 8-K were filed with the Commission during the third quarter of the Company's 1997 fiscal year.

               (a) The December 19, 1996 Form 8-K Current Report disclosed under Item 5 that (i) on December 19, 1996, the Company announced the resolution of all outstanding issues with regard to the Company's Defined Benefit Plans and the PBGC's claim in the Company's Bankruptcy Proceedings and (ii) the hearing to confirm its POR was held on Wednesday, January 22, 1997, at 2:00 P.M. in Wilmington, Delaware.

               (b) The January 27, 1997 Form 8-K Current Report disclosed under Item 3 that on January 27, 1997, the Bankruptcy Court confirmed the POR.

               (c) The February 28, 1997 Form 8-K Current Report disclosed under Item 5 that (i) on February 28, 1997, the POR became effective and the Company emerged from the protection of Chapter 11 of the Bankruptcy Code; and (ii) the Company's Disbursing Agent began on March 7, 1997, the cash and stock distributions to holders of allowed claims designated in the POR.

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SMITH CORONA CORPORATION




May 13 , 1997
                              By: /s/  John A. Piontkowski
                                  John A. Piontkowski
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                              By: /s/ Martin D. Wilson
                                  Martin D. Wilson
                                  Vice President/Controller
                                  (Principal Accounting Officer)

                              EXHIBIT INDEX

Exhibit No.         Description

2.1 Debtors' Third Amended Second Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File No. 1-10281)) (see Exhibit A included therein).

2.2 Motion to Approve Technical Amendments to the Debtors' Third Amended Second Joint Plan of Reorganization, as approved by the United States Bankruptcy Court for the District of Delaware (incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A dated January 30, 1997 (File No. 1- 10281)).

3.1 Restated Certificate of Incorporation of Smith Corona Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).

3.2 Certificate of Designation, Preferences and Rights of Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).

3.3 By-Laws of Smith Corona Corporation (incorporated by reference to Exhibit 3.3 to the Registrant's
               Form 8-K Current Report dated February 28, 1997
               (File No. 1-10281)).

4.1 Rights Agreement between Smith Corona Corporation and Marine Midland Bank, as Rights Agent, dated as of February 28, 1997 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).

4.2 Warrant Agreement between Smith Corona Corporation and Marine Midland Bank, as Warrant Agent, dated as of February 28,1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).

EX-10 Loan and Security Agreement by and between Congress Financial Corporation, as Lender, and
               Smith Corona Corporation, as Borrower, dated
               February 28, 1997.

EX-11          Statement RE Computation of Earnings (loss)Per
               Common Share

EX-27          Financial Data Schedule