Form 10-K
period 1997-06-30
SMITH CORONA CORP
filed 1997-09-16
CIK 851292

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K
   (Mark One)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

                                        OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-10281

                             SMITH CORONA CORPORATION
              (Exact name of registrant as specified in its charter)

Delaware                                                           51-0286862
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  839 Route 13 South, Cortland, New York  13045
                (Address of principal executive offices)(Zip Code)
                                  (607) 753-6011
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
The aggregate market value of the voting stock and non-voting common equity of the registrant held by non-affiliates of the registrant as of September 1, 1997:
$7,112,993 (Such amount has been computed as described in "Market for Registrant's Common Equity and Related Stockholder Matters.")

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X  No

Number of shares of Common Stock outstanding as of September 1, 1997: 2,676,197.
                       Documents Incorporated by Reference
  Document                                                   Part of Form 10-K
Portions of the Proxy Statement relating to registrant's              Part III
     1997 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the close of the registrant's fiscal year



TABLE OF CONTENTS


PART I . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . .1
     Item 1. Business. . .. . . . . . . . . . . . . . . . . . . . . . . . . .1
          General. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . .1
          Restructuring and Bankruptcy Reorganization. . . . . . .. . . . . .1
          History of the Business. . . . . . . . . . . . . . .  . . . . . . .3
          Products . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .4
          Marketing, Sales and Distribution. . . . . . .  . . . . . . . . . .5
          Service. . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .6
          Seasonality. . . . . . . . . . . . . . .  . . . . . . . . . . . . .6
          Manufacturing Operations . . . . . . .. . . . . . . . . . . . . . .6
          Competition. . . . . . . . . . . .  . . . . . . . . . . . . . . .  7
          Patents, Trademarks and Licenses .  . . . . . . . . . . . . . . .  7
          Employees. . . . . . . . . . . .. . . . . . . . . . . . . . . . .  8
          Research and Development . .  . . . . . . . . . . . . . . . . . .  8
          Raw Materials. . . . . . .. . . . . . . . . . . . . . . . . . . .  8

     Item 2. Properties. . . . . . . . . . . . . . .  . . . . . . . . . . .  9

     Item 3. Legal Proceedings . . . . . . . . . .  . . . . . . . . . . . .  9

     Item 4. Submission of Matters to a Vote of Security Holders . . . .  . 11

     Executive Officers of the Registrant. . . . . . . .  . . . . . . . . . 11

PART II. . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . 14
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters14

     Item 6. Selected Financial Data . . . . . . . . .. . . . . . . . . . . 15

     Item 7. Management's Discussion and Analysis of Results of Operations
               and Financial Condition . . . . . .. . . . . . . . . . . . . 17

     Item 8. Financial Statements and Supplementary Data . . . . .  . . . . 23

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . .  . . . . . . . . . . . . 23

PART III . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . 24
     Item 10. Directors and Executive Officers of the Registrant . . . .  . 24

     Item 11. Executive Compensation . . . . . . .  . . . . . . . . . . . . 24

     Item 12. Security Ownership of Certain Beneficial Owners and Management24

     Item 13. Certain Relationships and Related Transactions . . . . . .. . 24

PART IV. . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . 25
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   25

Index to Consolidated Financial Statements and Financial Statement Schedule. 30

                              PART I

Item 1. Business
                           The Company

General

Smith Corona Corporation (the "Company") is dedicated to providing office product solutions to the small office/home office and home markets through new and emerging technologies in addition to its traditional portable electronic typewriters, personal word processors and related accessories and supplies business.

The Company was incorporated in 1985 in the State of Delaware. Prior to 1986, the businesses of the Company were operated by SCM Corporation ("SCM") which was acquired by Hanson PLC ("Hanson") in March 1986. At the time it was acquired, SCM consisted of a number of businesses, including the current business of the Company and businesses in the chemical, paper and food industries. On August 3, 1989, the Company completed a registered public offering of 14,750,000 shares of common stock, par value $.01 per share (the "Old Common Stock"). On July 5, 1995, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Upon emergence from bankruptcy proceedings on February 28, 1997, the Old Common Stock was canceled, registered holders of the Old Common Stock as of August 15, 1996 received warrants to purchase one share of common stock, par value $.001 per share (the "Common Stock"), for each twenty shares of Old Common Stock and certain of the Company's creditors received Common Stock. (See "Restructuring and Bankruptcy Reorganization" for further discussion of the bankruptcy proceedings.)

Restructuring and Bankruptcy Reorganization

On May 8, 1995 the Company announced a major restructuring plan whereby (i) the Company's typewriter manufacturing would be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility and (ii) approximately 180 support positions within research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations would be eliminated (the "Restructuring").

As a result of the Company experiencing sales declines and operating losses, having extended payment of obligations owed to its trade vendors, and needing additional financing to meet operating requirements and fund the Restructuring, on July 5, 1995 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware
(the "Bankruptcy Court").  On August 18, 1995, SCM Office
Supplies, Inc., SCC LI Corporation (formerly known as Histacount
Corporation) and Hulse Manufacturing Company, all wholly-owned nonoperating subsidiaries of the Company (collectively, the "Nonoperating Subsidiaries"), filed Chapter 11 petitions. On
October 31, 1996, Smith Corona Overseas Holdings, Inc., SCM
Inter-American Corporation and SCM (United Kingdom) Limited, all wholly-owned domestic subsidiaries (the "Wholly-Owned Domestic
Subsidiaries"), also filed Chapter 11 petitions. (The petitions of the Company, the Nonoperating Subsidiaries and the Wholly-Owned Domestic Subsidiaries are referred to herein collectively as the "Bankruptcy Proceedings"). The primary purpose of the October 31, 1996 filings, which had no effect on operations, was to better protect corporate assets during the reorganization period. The Bankruptcy Proceedings primarily related to all U.S.
assets and operations and did not involve the Company's international subsidiaries. From July 5, 1995 to February 28,
1997, the Company operated as a debtor-in-possession.

On September 9, 1996, the Company filed its Third Amended Second Joint Plan of Reorganization (the "POR") and Third Amended Second Disclosure Statement with the Bankruptcy Court, which Disclosure Statement was approved by the Bankruptcy Court for solicitation of creditor acceptance of the POR. On January 27, 1997 the Bankruptcy Court entered an order confirming the Company's POR (the "Confirmation Order"). The Confirmation Order was subject to satisfaction of certain conditions precedent to the effective date. The Company satisfied the conditions and emerged from the Bankruptcy Proceedings on February 28, 1997 (the "Effective Date").

Under the POR, all allowed general unsecured claims will be satisfied through the distribution to holders of such claims of
(i) the unsecured class cash of approximately $11.3 million (less any amounts paid to holders of allowed convenience class claims discussed below), and (ii) 85 percent of the Common Stock to be issued pursuant to the POR (determined on a fully diluted basis, not including the effect of the exercise of any of the below described warrants). Each holder of an allowed general unsecured claim will receive one share of the Common Stock for each ten dollars in allowed claim value. All allowed claims senior to allowed general unsecured claims will be satisfied by the payment in full in cash or notes (as provided by the Bankruptcy Code) or the assumption of all such claims. The distributions to holders of allowed general unsecured claims and claims senior to such claims have commenced. In addition, allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) have received payment in cash in an amount equal to 60 percent of the amount of such claims and registered holders as of August 15, 1996, of the Old Common Stock have received warrants to purchase one share of Common Stock for each twenty shares of Old Common Stock.
For further discussion of the Company's Restructuring and bankruptcy reorganization, see "Business - Manufacturing Operations" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

History of the Business

The Company's typewriter and personal word processor business traces its origins back to the 1880's with the development of office typewriters. The Company introduced the world's first portable electric typewriter in 1957 and, for the next decade, the Company had the only portable electric typewriter available in the marketplace. In 1973, the Company introduced its revolutionary cartridge ribbon system, which is still used today. Beginning in 1979, the Company moved into electronics with major research and development efforts and, in 1981, introduced its first electronic typewriter product to the marketplace.

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

During the year ended June 30, 1995, the Company sold substantially all of the assets and liabilities of SCM Office Supplies, Inc. and Histacount Corporation ("Histacount"), respectively, two of its wholly-owned subsidiaries. The results of operations and gain (loss) on sale related to SCM Office Supplies, Inc. and Histacount are presented as discontinued operations in the consolidated financial statements (see Consolidated Financial Statements in this Form 10-K Annual Report). Business operations of these two entities primarily consisted of the manufacture and distribution of office supplies and customized printed products, respectively.

From July 5, 1995 to February 28, 1997 the Company operated as a debtor-in-possession while in the Bankruptcy Proceedings. On January 27, 1997 the Bankruptcy Court entered the Confirmation Order. The Confirmation Order was subject to satisfaction of certain conditions precedent to the Effective Date. The Company satisfied the conditions and emerged from the Bankruptcy Proceedings on the Effective Date. During the Bankruptcy Proceedings, the Company confined expenditures to those manufacturing and operating costs that were necessary to preserve and maintain going-concern value. In light of its financial condition, the Company also implemented a planned reduction in its workforce and a consolidation of its world headquarters from New Canaan, Connecticut to its facility in Cortland, New York. Additionally, as part of the Restructuring, the Company relocated its typewriter manufacturing operations to its Mexico facility from facilities in Singapore and Batam Island, Indonesia. See "Business -- Restructuring and Bankruptcy Reorganization" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                             Products

The Company plans to significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing includes entering into strategic alliances with third parties in the United States, Europe and the Far East to provide products or services. In that respect, the Company's efforts are focused on forging alliances with companies that provide technologically advanced products for the small office and home office environment but presently do not have a substantial United States market share or market presence, and are intent on building or increasing market share by selling their products under the well-known "Smith Corona" name. The Company intends to rely on its existing distribution network to become a leading vendor of technologically advanced products for the small office and home office. In the fall of 1997, newly sourced and manufactured products will be available under the Smith Corona brand name. The product offerings will include items in the telephony and facsimile product lines. Further, the Company intends to maintain its core business of manufacturing and distributing its current product line of typewriters and related supplies and accessories to satisfy continuing worldwide demand for these products. Due to substantial sales volume reductions, in June 1997 the Company ceased the manufacture of personal word processors; servicing and customer support of personal word processors, however, will continue.

The Company currently designs, manufactures and sells, both domestically and internationally, portable and compact electronic typewriters and related accessories and supplies for use in the home, at school and in small offices. The Company focuses its design and development of these products on the major desires of purchasers: ease of use and incorporation of displays, as well as a full array of word processing features, including dictionary spell checkers and grammar features. The Company's market base of typewriters and personal word processors provides a market for its accessories and supplies business.




The products or classes of similar products that accounted for 10% or more of net sales of the Company in any of the Company's last three fiscal years were (i) portable and compact electronic typewriters, which accounted for 45.1%, 38.1% and 39.8% of net sales in the fiscal years ended June 30, 1997, 1996 and 1995, respectively, (ii) personal word processors, which accounted for 11.5%, 21.8% and 34.6% of net sales in the fiscal years ended June 30, 1997, 1996 and 1995, respectively, and (iii) typewriters and personal word processor supplies and accessories, which accounted for 36.5%, 29.4% and 20.0% of net sales in fiscal years ended June 30, 1997, 1996 and 1995, respectively.

                Marketing, Sales and Distribution

In the United States, the Company advertises, markets and promotes its products through national print media, both consumer and trade. Advertisements focus on the key features and benefits of the various product lines. During the Bankruptcy Proceedings advertising expenditures were limited. The Company anticipates increased levels of advertising to support introduction and sell-through of new products. The Company also supports local advertising campaigns of its customers, if the campaigns comply with certain standards set by the Company.

The Company makes available for use, at retail store locations, various point-of-sale materials and other in-store visual supports. In addition, the Company provides training support for its customers' sales staffs conducted by a Company field-based marketing support representative.

In the United States, the Company distributes its products through more than 8,000 outlets in all major channels of distribution, including (i) national retail chain stores, such as Wal-Mart and Target; (ii) warehouse clubs, such as Sam's and BJ Wholesale; (iii) catalog merchandisers, such as Service Merchandise; (iv) national and regional office supply wholesalers such as United Stationers and S.P. Richards; (v) office superstores, such as Office Depot, Inc., OfficeMax and Staples;
(vi) office equipment dealers; (vii) regional discount stores, such as FedCo; and (viii) United States military exchanges. The Company does not enter into long-term contracts with its customers and there can therefore be no assurance that the Company will continue to receive sales revenues from any particular source.

The Company also conducts sales activities in Canada, the United Kingdom, the Benelux countries, France, Germany and in other international markets. The channels of distribution in the international markets are similar to those in the United States market and include national retail chains, catalog merchandisers, department stores, office equipment dealers, discount stores, stationers and direct mail accounts. In other international markets, the Company currently has approximately 39 distributors serving the Australia, Far East, Latin America, Europe and Caribbean markets. As a result, the Company's results of operations are subject to the risks of doing business abroad, including currency exchange rate fluctuations, nationalization, expropriation, limits on repatriation of funds and other risks associated with economic or political uncertainty in countries in which significant sales are made or manufacturing operations were located. See the footnotes to the Consolidated Financial Statements in this Form 10-K Annual Report for information regarding the Company's business operations within and outside the United States.

Payment terms granted to customers reflect general practices in the industry. Terms vary with product and competitive conditions, but generally require payment within 30 to 90 days. Historically, bad debts have been insignificant. Wal-Mart Stores, Inc., one of the Company's largest customers, was responsible for 19.8% of consolidated net sales in the year ended June 30, 1997. This one customer was the only customer responsible for more than 10% of net sales. Substantially all of the Company's sales are to customers who are not affiliated with the Company.

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

                     Manufacturing Operations

The Company's sole manufacturing operation is located in Mexico. As a result of the Restructuring, the Company ceased production in Singapore and Batam Island in mid-November 1995, and completed the process of relocating certain equipment to Mexico where typewriter production commenced in December 1995.

The Company placed its Singapore facility and the underlying land lease up for sale following the Petition Date. The sale of the Singapore facility, including the leasehold interest of the Company's wholly-owned Singapore subsidiary, Smith Corona Private Limited, to ST Computer Systems and Services Limited, a subsidiary of Singapore Technologies Inc., took place on February 8, 1996. The Singapore sale resulted in net proceeds to the Company of approximately $21.0 million and resulted in a pretax gain for the Company, recorded during the year ended June 30, 1996, of approximately $17.8 million. The Batam Island facility lease expired December 26, 1995. In addition, all manufacturing equipment at the Singapore and Batam Island facilities which was not transferred to Mexico, was sold resulting in proceeds of approximately $2.3 million which resulted in a loss of approximately $1.5 million. The Restructuring resulted in the termination of approximately 1,300 workers in Singapore and Batam Island.

                           Competition

The portable and compact electronic typewriter and personal word processor business is highly competitive. Competition focuses on price, product features and product quality. The Company faces competition from various Japanese and other companies, including, among others, Brother International Corporation, which manufactures portable and compact electronic typewriters and personal word processors, some of which may have greater financial resources than the Company. It also faces competition from companies which manufacture office typewriters and word processors, though these manufacturers currently serve a different segment of the industry than the Company. As the portable and compact electronic typewriter and personal word processor market has continued to mature, competition has increased. To remain competitive, the Company has been required to reduce the prices of its typewriters and personal word processors. The success of the Company depends, in part, on its ability to source, market and sell new products. Telephony products will compete against brands such as Lucent, Sony, Uniden and Panasonic. Facsimile products will compete against brands such as Brother, Canon and Sharp. The telephony and facsimile markets are growing and much larger than those of the mature and shrinking markets for typewriters, personal word processors and supplies and accessories.

                 Patents, Trademarks and Licenses

The Company owns or licenses a number of patents and patent applications which are valuable to its business. The Company is the owner of a number of trademarks and U.S. and foreign registrations thereof, the most important of which is the trademark, "Smith Corona".





                            Employees

As of June 30, 1997, the Company employed approximately 1,000 people. Management considers its employee relations to be good.

                     Research and Development

The Company's expenditures for research and development activities were approximately $1.9 million, $2.0 million and $7.2 million for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Research and development expenses were concentrated primarily in improving product manufacturing, integration of products/technology to the Company's product lines and development of new products. As part of the Restructuring, research and development costs have significantly declined, being limited primarily to manufacturing support. The Company expects increased spending associated with the development of its new products.

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
























Item 2. Properties

The Company utilizes approximately 798,000 square feet of space, of which about 500,000 square feet is located in the United States and about 298,000 square feet is located outside the United States, primarily in Mexico. Of the total of 798,000 square feet, approximately 422,000 square feet is owned and the remaining 376,000 square feet is leased. Information with respect to the principal facilities used by the Company is set forth below:

                                               Approximate
                                               Square      Owned/
Location               Primary Use             Footage     Leased
Cortland, NY......  Headquarters/
                    Warehousing/Service        422,000     Owned
Toronto, Canada...  Warehousing/Sales           27,000     Leased
Tijuana, Mexico...  Manufacturing              252,000     Leased
San Diego, CA.....  Warehousing/Office          77,000     Leased
                                               778,000
All other locations Warehousing/
                    Sales/Service               20,000     Leased

                      Total.............       798,000

Item 3. Legal Proceedings

Description of Legal Proceedings

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At June 30, 1997 and June 30, 1996, the Company had recorded liabilities of approximately $2,952 and $4,160, respectively, related to environmental matters. Because of the uncertainties associated with assessing environmental matters, the related ultimate liabilities are not presently determinable. However, based on facts presently known, management does not believe that these investigations, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site" and together, the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. Remediation programs at the Owner/Operator Sites currently consist of round-the-clock pumping and filtering (Cortlandville
Site) or soil venting with a soil infiltration injection system (Groton Site). The costs of establishing remediation programs at the Owner/Operator Sites had largely been paid by the Company prior to the Petition Date. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. Under the POR, the Company continues to be responsible for those costs. The Company believes that it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville Sites. Claims asserted by the New York Department of Environmental Conservation ("DEC") and the New York Department of Health ("DOH") in the Company's bankruptcy proceedings for past and future costs at the Groton and Cortlandville Sites, and at eight other sites, were resolved by the Company and the State of New York on August 6, 1996 at amounts that were not material to the Company's financial results.

The Company was served in June 1992 with a summons and complaint and, in June 1994, with an amended complaint, in a contribution action brought by five private plaintiffs in the United States District Court for the Northern District of New York pursuant to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and certain state law theories (the "Cooper Industries action"). The plaintiffs in this action are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. The amended complaint, which listed the Company and fourteen other persons or entities as defendants, sought contribution or reimbursement for response costs incurred to date, and to be incurred in the future, for the remediation of a site in Cortland, New York known as the "Rosen Site". Claims concerning the Rosen Site were filed against the Company in the Bankruptcy Court by the United States Environmental Protection Agency ("EPA"), the United States Department of the Interior ("DOI"), the DEC, the DOH and certain plaintiffs and defendants in the Cooper Industries action. The Company entered into a written agreement with the United States (on behalf of the EPA and DOI), the State of New York (on behalf of the DEC and DOH), and the five Cooper Industries plaintiffs dated as of February 14, 1997 (the "Rosen Site Settlement"). The Rosen Site Settlement was approved by the Bankruptcy Court on May 29, 1997 after all the conditions precedent to the settlement had been satisfied. Pursuant to the Rosen Site Settlement, all Rosen Site-related claims of the signing parties, including the Cooper Industries action, will be resolved as to the Company in exchange for consideration that includes an allowed general unsecured claim in the Bankruptcy Proceedings. In addition, the Rosen Site Settlement provides for a grant of judicial protection to the Company against contribution actions or claims regarding the matters addressed therein, including such claims of the Company's co-defendants in the Cooper Industries action.

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


Item 4. Submission of Matters to a Vote of Security Holders

None.


Executive Officers of the Registrant

The officers of the Company are elected by and serve at the pleasure of the Board of Directors. The executive officers of the Company and their respective positions, ages at September 14, 1997 and backgrounds are as follows:

Name                          Position                        Age

W. Michael Driscoll ........    President, Chief Executive
                                Officer and Director           51
John A. Piontkowski ........    Executive Vice President,
                                Chief Financial Officer and
                                Assistant Secretary            43
Michael W. Chernago.........    Vice President/Operations      51
Jerry L. Diener ............    Senior Vice President/Sales    61
Lynn F. Knopp   ............    Vice President/ West Coast
                                Operations                     50
Gary J. Lynch   ............    Vice President/Treasurer       47
James B. McCormick .........    Vice President/Product
                                Management                     63
David P. Verostko ..........    Vice President/Human
                                Resources                      54
Martin D. Wilson ...........    Vice President/Controller      37
John W. Wolff   ............    Vice President/Product
                                Development                    45

Mr. Driscoll was named President and Chief Executive Officer on February 28, 1997. From October 14, 1996 to February 27, 1997 Mr. Driscoll served as a consultant to the Company pending his appointment to President and Chief Executive Officer. From December 18, 1995 until September 30, 1996, Mr. Driscoll served as Chief Executive Officer of IPC Technologies, Inc., a manufacturer and marketer of personal desktop and notebook computers and network servers. Prior to that time, he served as Vice President/Operations for the Company from March 16, 1995 to December 15, 1995 and Vice President/Operations and Engineering from July 1, 1992 to March 16, 1995. He served as Director of Materials from February 17, 1992 to July 1, 1992.

Mr. Piontkowski was named Executive Vice President and Chief Financial Officer on May 7, 1997. From June 21, 1995 to May 15, 1996, he also held the office of Treasurer. He has served as an Assistant Secretary of the Company since July 1, 1993. Mr. Piontkowski served as Senior Vice President and Chief Financial Officer from June 21, 1995 to May 6, 1997, as Vice President/Finance and Controller from March 28, 1995 to June 21, 1995 and as Vice President/Controller of the Company from July 1, 1993 to March 28, 1995. Mr. Piontkowski served as Director of Accounting and Financial Reporting of the Company from December 19, 1991 to July 1, 1993.

Mr. Chernago was named Vice President/Operations on January 26, 1996. From July, 1994 to January 26, 1996, Mr. Chernago served as Vice President Product Assurance and Vice President/Operations of the Company. Mr. Chernago served as Director, Manufacturing Engineering from September 1989 to July 1994. Mr. Chernago has held various other positions within the Company since 1977.

Mr. Diener has served as Senior Vice President/Sales since
January 1, 1992.  He served as Vice President/Sales of the
Company and its predecessor, SCM/Consumer Products, from 1978 to January 1, 1992.

Mr. Knopp has served as Vice President/West Coast Operations since December 1, 1996. He served as General Manager - Mexico from January 15, 1996 to December 1, 1996 and as Director of Quality Assurance from December 16, 1992 to January 15, 1996. Mr. Knopp has held various other positions within the Company since 1966.

Mr. Lynch has served as Vice President/Treasurer of the Company since May 15, 1996. From April 16, 1995 to May 15, 1996, Mr. Lynch served as Director of Treasury Services. Mr. Lynch served as Director of Budgets and Financial Analysis from April 1987 to April 16, 1995. Mr. Lynch has held various other positions within the Company since 1978.

Mr. McCormick has served as Vice President/Product Management since February 14, 1997. From June 12, 1995 to February 13, 1997, Mr. McCormick served as Vice President/Supplies Division. From May 1993 to May 16, 1995, Mr. McCormick served as Vice President of Imaging Supplies and Printers and served as Director, Supplies and Accessories Marketing from June 1985 to May 1993. Mr. McCormick has held various other positions within the Company since 1959.


Mr. Verostko was named Vice President/Human Resources of the
Company on January 1, 1992.  He served as Corporate
Director/Human Resources from September 1, 1990 to January 1,
1992.  Mr. Verostko was Director, Employee Relations from
October, 1983 to September, 1990.

Mr. Wilson was named Vice President/Controller of the Company on May 15, 1996. Prior to that time, he served as Controller from July 26, 1995 to May 15, 1996, Assistant Controller from April 16, 1995 to July 26, 1995, and as Director/Accounting and Financial Reporting from January 3, 1994 to April 16, 1995. Prior to joining the Company, he served as Financial Reporting Manager for Fisher-Price Inc., an international manufacturer, marketer and distributor of infant and preschool toys and juvenile products, from November 1991 through December 1993.

Mr. Wolff has served as Vice President/Product Development since January 20, 1997. He served as Director of Materials from February 23, 1996 to January 20, 1997, Director of Procurement and Distribution from December 21, 1995 to February 23, 1996, Director of Division Procurement and Cortland Materials from November 1, 1994 to December 21, 1995, Director of Engineering from August 1, 1993 to November 1, 1994 and Director of Engineering - Singapore from January 1, 1989 to August 1, 1993. Mr. Wolff has held various other positions within the Company since 1981.

                            PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

The Common Stock (NASDAQ symbol: SCCO) commenced trading on the Nasdaq SmallCap Market on May 29, 1997. From February 28, 1997 to May 29, 1997, the Common Stock was traded over-the-counter. Since the suspension of the trading on the New York Stock Exchange on May 30, 1996 until the Old Common Stock was canceled on February 28, 1997, there was no established public trading market for the Old Common Stock.

The following table sets forth the range of high and low bid prices of the Common Stock since February 28, 1997, the date of the first trade of the Common Stock.

                                             Year Ended
                                             June 30, 1997

                                             High       Low

Third quarter (from February 28, 1997
 to March 31, 1997)(1) . . . . . . . . . .   $6.00     $2.50
Fourth quarter (from April 1, 1997
 to May 29, 1997)(1) . . . . . . . . . . .    4.13      2.38
Fourth quarter (from May 29, 1997
 to June 30, 1997) . . . . . . . . . . . .    5.06      3.88

(1) The range of high and low prices for the periods from February 28, 1997 to March 31, 1997 and April 1, 1997 to May 29, 1997, were bid prices as reported by the National Quotation Bureau, LLC (the "NQB") and the Nasdaq Trading and Marketing Services (the "NTMS"), respectively. The bid prices obtained from NQB and NTMS represent prices between dealers which do not include retail markup, markdown or commission and may not necessarily represent actual transactions.


As of September 1, 1997, there were approximately 428 holders of record of Common Stock.

The name and address of the Transfer Agent and Registrar for the Company is Marine Midland Bank, Corporate Trust Services, 140
Broadway, New York, NY 10005-1180.

The Company is prohibited from paying dividends by the terms of its Loan and Security Agreement (as hereinafter defined), except for non-cash dividends pursuant to the Rights Agreement. The Company did not pay any cash dividends in the fiscal years ended June 30, 1997 and 1996.

On February 28, 1997, pursuant to the POR, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to stockholders of record at the close of business on such date and payable with respect to Common Stock issued thereafter.

The calculation of the number of shares of Common Stock held by non-affiliates shown on the cover page of this Form 10-K Annual Report was made on the assumption that there were no affiliates other than the executive officers and directors of the Company, the Pension Benefit Guaranty Corporation (the "PBGC") and Peter Parts Electronic, Inc.

The POR canceled all of the Old Common Stock and provided registered shareholders of the Old Common Stock as of August 15, 1996 with warrants to purchase one share of Common Stock for each twenty shares of Old Common Stock. The exercise price of the warrants is $8.50 per share. The warrants may be exercised at any time from August 28, 1997 to February 28, 1999.


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


















                        SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands,                 For the year ended June 30,
 except per share amounts)    1997       1996       1995(1)   1994(1)   1993 (1)

Net sales                  $77,313     $112,548   $196,309  $261,306  $ 236,846
Gross margin                17,910        9,193     15,350    56,979     57,491
Operating income (loss)(2) $  (858)    $ (8,576)  $(46,766) $  8,422  $ (15,348)
Income (loss) from
 continuing operations     $  (795)    $(11,122)  $(62,245) $  5,094  $ (10,244)
Discontinued operations
 (net of income taxes):
  Income from discontinued
   operations                    -            -        671     2,233      1,222
  Gain(loss) on disposal
    of discontinued
    operations                   -            -      9,127    (2,200)         -
Income (loss) before
 extraordinary gain           (795)     (11,122)   (52,447)    5,127     (9,022)
Extraordinary gain(3)        8,122            -          -         -          -
Net income (loss)         $  7,327     $(11,122)  $(52,447)  $ 5,127   $ (9,022)

Income (loss) per common
 and common equivalent
 share (4) -
  Income (loss) from
   continuing operations  $   (.32)    $  (4.95)  $ (27.68)  $  2.27   $  (4.55)
  Discontinued operations:
   Income from discontinued
    operations                   -            -        .30       .99        .54
   Gain(loss) on disposal
    of discontinued
    operations                   -            -       4.06      (.98)         -
Income (loss) before
 extraordinary gain           (.32)       (4.95)    (23.32)     2.28      (4.01)
Extraordinary gain            3.22            -          -         -          -
Net income (loss)
 per common and common
 equivalent share         $   2.90     $  (4.95)  $ (23.32)  $  2.28   $  (4.01)

Weighted average common
 and common equivalent
 shares(4)                   2,524        2,249      2,249     2,249      2,249

Working capital           $ 27,045     $ 54,117   $ 27,116   $89,469   $ 97,375
Total assets                60,629       83,872    136,066   193,688    190,616
Bank loans                       -            -     17,400    20,002     18,669
Stockholders' equity        26,390        9,128     20,250    75,722     76,645
Cash dividends declared
  per common share(5)     $      -     $      -   $    .10   $   .20   $    .20

(1) Amounts have been reclassified, where applicable, to reflect the discontinued operations of SCM Office Supplies, Inc. and Histacount.

(2) Includes approximately a $3,400 pension curtailment gain and a $6,500 postretirement curtailment gain in 1997; $19,500 restructuring income in 1996, a $14,900 provision in 1995 and a $16,500 provision in 1993 for restructuring costs.

(3) Includes an $8,122 pre-tax and after-tax extraordinary gain for debt forgiveness associated with emergence from the Bankruptcy Proceedings.

(4) For all periods prior to June 30, 1997 the weighted average common and common equivalent shares outstanding are based on the weighted average number of common shares outstanding from the Effective Date until March 31, 1997.

(5) Based on 30,250 shares of Old Common Stock, outstanding as of June 30, 1995, 1994 and 1993.

Item 7. Management's Discussion and Analysis of Results of
Operations and Financial Condition

With the Company experiencing sales declines and operating losses, having extended payment of obligations owed to its trade vendors, and needing additional financing to meet operating requirements and fund the Restructuring, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on July 5, 1995. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (formerly Histacount Corporation) and Hulse Manufacturing Company, the Nonoperating Subsidiaries, filed Chapter 11 petitions. On October 31, 1996 the Wholly-Owned Domestic Subsidiaries, Smith Corona Overseas Holdings, Inc., SCM Inter-American Corporation and SCM (United Kingdom) Limited, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

On January 27, 1997 the Bankruptcy Court entered the Confirmation
Order and the Company emerged from the Bankruptcy Proceedings on the Effective Date of February 28, 1997.

During the Bankruptcy Proceedings, the Company confined expenditures to those manufacturing and operating costs that were necessary to preserve and maintain going-concern value. In light of its financial condition, the Company also implemented a planned reduction in its workforce and a consolidation of its manufacturing and distribution operations and relocated its world headquarters from New Canaan, Connecticut to its facility in Cortland, New York. Additionally, as part of the Restructuring, the Company relocated its typewriter manufacturing operations to its Mexico facility from facilities in Singapore and Batam Island, Indonesia.

The forward-looking comments in this Management's Discussion and Analysis of Results of Operations and Financial Condition are estimates by the Company's management of future performance and are subject to a variety of risks and uncertainties that could cause actual results to differ from management's current expectations.


  Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

                      Results of Operations

Net sales of $77.3 million for the year ended June 30, 1997 decreased 31.3 percent from net sales for the year ended June 30, 1996 of $112.5 million, primarily due to lower volumes. Unit sales of typewriters, personal word processors and related accessories and supplies are lower than a year ago, both domestically and internationally, as a result of a shrinking market and a continuing difficult and competitive environment. The Company plans to significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing includes entering into strategic alliances with third parties in the United States, Europe and the Far East to provide products or services.
In that respect, the Company's efforts are focused on forging alliances with companies that provide technologically advanced products for the small office and home office environment but presently do not have a substantial United States market share or market presence, and are intent on building or increasing market share by selling their products under the well-known "Smith Corona" name. The Company intends to rely on its existing distribution network to become a leading vendor of technologically advanced products for the small office and home office. In the fall of 1997, newly sourced and manufactured products will be available under the Smith Corona brand name. The product offerings will include items in the telephony and facsimile product lines. The Company views its new product capabilities with favorable anticipation considering that the telephony and facsimile products, globally, represent opportunities in growth markets. Further, the Company intends to maintain its core business of manufacturing and distributing its current product line of typewriters and related supplies and accessories to satisfy continuing worldwide demand for the products. Due to substantial volume reductions, in June 1997 the Company ceased the manufacture of personal word processors; servicing and customer support of personal word processors, however, will continue. The success of the Company depends, in part, on its ability to source, market and sell new products.

Gross margin, as a percentage of net sales, was 23.2 percent for the year ended June 30, 1997 as compared to 8.2 percent for the comparable period last year. The margin improvement is primarily the result of manufacturing efficiencies gained from the Restructuring and proportionate increases of sales of higher margin products. Included in cost of goods sold are writedowns of inventories of $1.9 million and $4.3 million, for the years ended June 30, 1997 and June 30, 1996, respectively.

Selling, general and administrative expenses for the year ended June 30, 1997 were 16.5 percent of net sales as compared to 24.7 percent in the comparable period last year. The decreases reflect the overall savings in employee-related costs as a result of the Restructuring and reorganization efforts as well as the impact of a pension plan curtailment gain of $3.4 million and a postretirement curtailment gain of $6.5 million. Going forward, the Company anticipates increased levels of advertising and research and development expenditures to support the development, introduction and sell-through of new products. During the Bankruptcy Proceedings professional fees were charged to reorganization costs in the consolidated statements of operations.

The Company recorded reorganization costs for its Bankruptcy Proceedings aggregating $5.9 million for the year ended June 30, 1997 compared to $10.3 million for the same period a year ago. The charges for the year ended June 30, 1997 include professional fees, a provision for closing its world headquarters in New Canaan, Connecticut and relocating such to its facility in Cortland, New York and costs associated with the distribution of the POR, offset by income from a purchase deposit forfeiture of $.5 million, interest income earned on domestic cash balances of $.6 million and a settlement the Company reached with its banks relating to the Company's debtor-in-possession financing of $.5 million.

As a result of emergence from the Bankruptcy Proceedings the Company recorded a pre-tax and after-tax extraordinary gain of $8.1 million for debt forgiveness.

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

During the year ended June 30, 1997, the Company's operating activities provided $5.0 million of cash, primarily as a result of a decrease in accounts receivable, prepaid and other current assets and inventories. Accounts receivable and inventories decreased $7.8 million which is attributable to the reduction of sales compared to the prior year and prepaid expenses and other current assets decreased $2.6 million primarily as a result of obtaining terms with vendors after emergence from the Bankruptcy Proceedings. During the quarter ended March 31, 1997 the Company made a disbursement of $12.5 million to the distribution agent for payment of allowed general unsecured claims and claims senior to such claims. Once disputed general unsecured claims are resolved and allowed, such claimants will share, on a prorata basis, in the aforementioned cash pool.

During the year ended June 30, 1997 the Company terminated its defined benefit pension plan for hourly employees and froze the benefits of its defined benefit pension plan for salaried employees. Additionally, the Company elected to increase the assets of the defined benefit plans to their market value. The Company estimates it will save approximately $10.9 million in minimum funding cash contributions over the next four years primarily as a result of the above noted changes in the defined benefit plans.

The Company had no material commitments for capital expenditures at June 30, 1997. The Company anticipates increased expenditures due to implementation of a new information system and tooling for new products.

The Company believes that its cash and borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.


   Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

                       Results of Operations

Net sales of $112.5 million for the year ended June 30, 1996 declined 42.7 percent from net sales for the year ended June 30, 1995 of $196.3, primarily due to lower volumes. Both domestically and internationally, typewriters and personal word processor volumes were sharply lower than a year ago as a result of the continued decline in the market and the Company's share of that market. New product net sales for the year were $7.5 million as compared with $11.8 million for the prior year.


For the year ended June 30, 1996, gross margin as a percentage of net goods sold increased to 8.2 percent as compared with 7.8 percent for the year ended June 30, 1995. Included in 1996 and 1995 cost of goods sold are writedowns of property, plant and equipment of $.9 million and $4.6 million, respectively. Additionally, 1996 and 1995 cost of goods sold includes writedowns of inventories of $4.3 million and $8.1 million, respectively.

Selling, general and administrative expenses for the year ended June 30, 1996 decreased $20.8 million from the prior year and were
24.7 percent of net sales in both 1996 and 1995. This decrease in expenses was primarily due to lower advertising expenses and an overall reduction in salaries as a result of the Restructuring. In 1996 during the bankruptcy proceedings, professional fees were charged to reorganization costs in the consolidated statements of operations. Additionally, costs associated with the Restructuring of approximately $1.6 million, primarily related to the shut-down of Singapore operations, were included in selling, general and administrative expenses as they did not qualify as restructuring costs.

The Company recorded reorganization costs for its Bankruptcy
Proceedings totaling $10.3 million in 1996. These charges primarily included professional fees attributable to the Bankruptcy Proceedings of the Company which were partially offset by $.3 million of interest income earned on domestic cash balances. There were no such items in 1995.

Restructuring income primarily represents a gain on the sale of the Singapore facility and underlying land lease of approximately $17.8 million and a pension curtailment gain of approximately $1.5 million.

In October 1995, the Company completed a transaction to purchase a building previously used as warehousing space located in Cortland, New York and to concurrently sell the building and land on which the building is located to a third party purchaser. The net proceeds of approximately $1.4 million were used to pay down the bank loan. This sale resulted in a 1996 gain of approximately $1.3 million included in other income. Additionally, other income included a gain of approximately $.7 million from an insurance settlement, offset by charges of approximately $1.5 million for the estimated loss on liquidation of the Company's wholly-owned subsidiary in Australia and the write-off of goodwill.

An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The administrator was appointed as liquidator on August 29, 1995. Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company recorded in other income an estimated loss on liquidation of approximately $.4 million and $.3 million in the first and third quarters, respectively, of the year ended June 30, 1996. The Company has established a distributor relationship in the Australian market for the purpose of maintaining its distribution capacity.

Interest earned on domestic cash balances is included in reorganization costs while interest earned on international cash balances is included in interest expense in the statement of operations.

The provision for income taxes for 1996 relates principally to valuation allowances set up for the Company's remaining deferred tax assets due to uncertainty over future operations.


                        Financial Condition


On July 10, 1995, the Company entered into a Debtor-In-Possession
Credit Agreement (the "Debtor-In-Possession Credit Agreement") with two banks (the "Lenders") which was approved by the Bankruptcy
Court on August 2, 1995.  Proceeds from the Debtor-In-Possession
Credit Agreement were used to pay off amounts outstanding under the Amended and Restated Credit Agreement dated April 7, 1995 under which the Company was, as of June 30, 1995, in technical default.
The Debtor-In-Possession Credit Agreement, as amended, provided for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24.0 million through the June 30, 1996 termination date. The Debtor-In-Possession Credit Agreement provided for a security interest in substantially all of the Company's assets. On July 10, 1996, the Company and its lenders amended and extended the Debtor-In-Possession Credit
Agreement whereby the June 30, 1996 termination date was extended to the earlier of Confirmation or September 30, 1996, and the bank commitment was reduced to $10.0 million. The Debtor-In-Possession Credit Agreement was further amended to extend its termination to the earlier of March 31, 1997 or confirmation of the POR. In
January 1996, the Company repaid the funded portion of its bank loans. Other obligations remained outstanding under the Debtor-In-Possession Credit Agreement or the Amended and Restated Credit Agreement including reimbursement obligations under letters of credit and certain indemnification obligations.

Due to the Bankruptcy Proceedings, substantially all claims against the Company, prior to July 5, 1995, (and prior to August 18, 1995 for the three Nonoperating Subsidiaries and prior to October 31, 1996 for the three Wholly-Owned Domestic Subsidiaries added to the proceedings) were subject to the automatic stay provisions under the Bankruptcy Code while the Company continued business operations as a debtor-in-possession.

At the Company's request, the Bankruptcy Court established a bar date of October 31, 1995 for pre-petition claims against the Company. The Company gave notice to all known actual or potential claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. Accordingly, allowed claims may arise which are not currently reflected in the Company's financial statements and recorded claims are subject to change. The Company commenced the claims reconciliation process after such date and during the year ended June 30, 1996 it did not result in any material adjustments to the Company's financial records. The ultimate amount of and settlement terms for such liabilities are subject to the POR which was subject to confirmation by the Bankruptcy Court and, accordingly, were not determinable as of June 30, 1996.

During 1996, the Company's operating activities provided $15.9 million of cash, primarily the result of a decrease in inventories and accounts receivable partially offset by a decrease in trade payables and accrued liabilities. The reduction in inventories of $32.3 million reflects the Company's continued focus on controlling inventory levels. Accounts receivable declined $20.5 million and is attributable to the reduction in sales levels. Trade payables and accrued liabilities decreased $22.1 million, primarily as a result of the wind-down of Singapore operations, including related severance payments.

The Company had no material commitments for capital expenditures at June 30, 1996. Under the provisions of the Debtor-In-Possession Credit Agreement, the Company was restricted to $.5 million of capital expenditures in each six month period ended December 31, 1995 and June 30, 1996.

In the year ended June 30, 1996 there were no dividends paid. A quarterly cash dividend of $1.5 million ($.05 per share of Old
Common Stock) was paid in the first and second quarters of the year ended June 30, 1995.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                            PART III


Item 10. Directors and Executive Officers of the Registrant

This information required by this item is incorporated by reference from Part I of this Form 10-K Annual Report and the Company's definitive Proxy Statement for the 1997 Annual Meeting of
Stockholders, to be filed with the Securities and Exchange
Commission on or about September 29, 1997.

Item 11. Executive Compensation

This information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1997 Annual
Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 29, 1997.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

This information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1997 Annual
Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 29, 1997.

Item 13. Certain Relationships and Related Transactions

This information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1997 Annual
Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 29, 1997.

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

       (b) Reports on Form 8-K.
            None

         (c) Exhibits (filed herewith or incorporated by reference; see index to exhibits).


     2.1 Debtors' Third Amended Second Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File No. 1-10281) (see Exhibit A included therein).
     2.2 Motion to Approve Technical Amendments to the Debtors' Third Amended Second Joint Plan of Reorganization, as approved by the United States Bankruptcy Court for the District of Delaware (incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A dated January 30, 1997 (File No. 1-10281)).
     3.1 Restated Certificate of Incorporation of Smith Corona Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).
     3.2 Certificate of Designation, Preferences and Rights of Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).
     3.3   By-Laws of Smith Corona Corporation (incorporated by reference to
           Exhibit 3.3 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).
     4.1 Rights Agreement between Smith Corona Corporation and Marine Midland Bank, as Rights Agent, dated as of February 28, 1997 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 10281)).
     4.2 Warrant Agreement between Smith Corona Corporation and Marine Midland Bank, as Warrant Agent, dated as of February 28,1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).
*10.1 Smith Corona Corporation Retirement Savings and Investment Plan adopted effective July 1, 1989, as amended and restated effective January 1, 1997.
*10.2 The CORPORATEplan for Retirement, The Profit Sharing/401(K) Plan, Fidelity Basic Plan Document No. 07 effective July 1, 1997.
*10.3 Adoption Agreement - Article 1 between Smith Corona Corporation and Fidelity Management Trust Company, as Trustee effective July 1,
        1997.

      10.4 Smith Corona Corporation Short Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's
           Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
      10.5 Export Enterprise Certificate No. 156 granted to Smith-Corona Private Limited by the Ministry of Trade and Industry, Republic of Singapore, dated May 12, 1981 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
      10.6 Pioneer Certificate No. 942 granted to Smith Corona PTE Ltd. by the Ministry of Trade and Industry, Republic of Singapore, dated March 23, 1987 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
      10.7 Stockholders' Agreement between Smith Corona Corporation and HM Holdings, Inc. dated as of June 2, 1989 (incorporated by reference to Exhibit 10.17 to the Company's Registration
           Statement on file with the Commission (Registration No. 33-29101)).
      10.8 Amended and Restated Cross-Indemnification Agreement between
           Smith Corona Corporation and HM Holdings, Inc. dated as of July
           14, 1989 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
      10.9 Amended and Restated Tax Sharing and Indemnification Agreement between Smith Corona Corporation and HM Holdings, Inc. dated as of June 2, 1989 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
     10.10 Smith Corona Corporation Salaried Employees Retirement Plan, as amended and restated as of January 1, 1994 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K Annual
           Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
     10.11 Smith Corona Corporation Hourly Employees' Retirement Plan and
           SCM Office Supplies, Inc. Salaried Employees' and Hourly
           Employees' Retirement Plan (incorporated by reference to Exhibit
           10.36 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1996, which is on file with the Commission).
     10.12 Lease Agreement between Inmobiliarian Mex-Hong, S.A. De E.V. and Smith Corona De Mexico, S.A. De C.V. dated November 24, 1992 (incorporated by reference to Exhibit 10.47 to the Company's
           Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
     10.13 Lease Agreement between Inmobiliarian Mex Hong, S.A. De E.V. and Smith Corona De Mexico, S.A. De C.V. dated June 4, 1993 (incorporated by reference to Exhibit 10.48 to the Company's
           Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).



     10.14 Lease Agreement between Turnberry Associates and Smith Corona Corporation dated May 5, 1993 (incorporated by reference to
           Exhibit 10.49 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
     10.15 Asset Purchase Agreement, dated as of June 8, 1994, among Ampad Corporation, SCM Office Supplies, Inc. and Smith Corona Corporation (incorporated by reference to exhibit 1 to the Company's Form 8-K Current Report dated July 19, 1994, which is on file with the Commission).
     10.16 Asset Purchase Agreement, dated as of November 4, 1994, by and among HC Delaware Acquisition Corporation, Histacount Corporation and Smith Corona Corporation (incorporated by reference to Exhibit 10.44 to the Company's Form 10-Q Quarterly Report for the quarter ended December 31, 1994, which is on file with the Commission).
     10.17 Debtor-in-Possession Credit Agreement dated as of July 10, 1995 among Smith Corona Corporation, the lenders party thereto and Chemical Bank, as Agent (incorporated by reference to Exhibit
           10.44 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
     10.18 First Amendment to Debtor-In-Possession Credit Agreement dated as of July 24, 1995 (incorporated by reference to Exhibit 10.45 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
     10.19 Second Amendment to Debtor-In-Possession Credit Agreement dated as of August 15, 1995 (incorporated by reference to Exhibit
           10.46 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
     10.20 Third Amendment to Debtor-In-Possession Credit Agreement dated as of December 6, 1995 incorporated by reference to Exhibit 10 to the Company's Form 10-Q Quarterly Report for the quarter ended December 31, 1995, which is on file with the Commission).
     10.21 Fourth Amendment to Debtor-In-Possession Credit Agreement dated as of June 30, 1996 (incorporated by reference to Exhibit 10.52 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1996, which is on file with the Commission).
     10.22 Fifth Amendment to Debtor-In-Possession Credit Agreement dated as of September 30, 1996 (incorporated by reference to Exhibit 10 to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1996, which is on file with the Commission).
     10.23 Sixth Amendment to Debtor-In-Possession Credit Agreement dated as of December 9, 1996 (incorporated by reference to Exhibit 10 to the Company's Form 10-Q Quarterly Report for the quarter ended December 31, 1996, which is on file with the Commission).
     10.24 Consulting Agreement between Smith Corona Corporation and R. F. Stengel & Co., Inc., dated June 29, 1995 (incorporated by reference to Exhibit 10.47 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).


      10.25 Sale by Tender between Smith Corona Private Limited and ST Computer Systems & Services Ltd., dated November 2, 1995 (incorporated by reference to Exhibit 10.56 to the Company's
              Form 10-K Annual Report for the fiscal year ended June 30, 1996, which is on file with the Commission).
      10.26 Loan and Security Agreement by and between Congress Financial Corporation, as Lender, and Smith Corona Corporation, as Borrower, dated February 28, 1997 (incorporated by reference to
              Exhibit 10 to the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997, which is on file with the Commission).
 *10.27 First Amendment to Loan and Security Agreement dated July 2,
        1997.
     *10.28 Employment Agreement between Smith Corona Corporation and W. Michael Driscoll dated as of October 14, 1996 amended as of June 2, 1997.
     *10.29   Employment Agreement between Smith Corona Corporation and John
              A. Piontkowski dated as of May 5, 1997.
              *11 Statement Re Computation of Earnings (Loss) Per Common Share *21 Schedule of Subsidiaries of the Registrant
              *27  Financial Data Schedule



* Filed herewith

Stockholders may, upon payment of a fee therefor, obtain copies of any of the exhibits to this Form 10-K Annual Report by writing to the Secretary, Smith Corona Corporation, 839 Route 13 South, Cortland, New York 13045.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SMITH CORONA CORPORATION

September 16, 1997                By  /s/ W. Michael Driscoll
                                  W. Michael Driscoll
                                  President, Chief Executive
                                   Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                                Date

/s/ Ronald F. Stengel
 .......................   Chairman of the Board          September 16, 1997
   (Ronald F. Stengel)

/s/ W. Michael Driscoll
 ........................   President, Chief Executive    September 16, 1997
   (W. Michael Driscoll)        Officer and Director

/s/ John A. Piontkowski
 ........................   Executive Vice President and  September 16, 1997
   (John A. Piontkowski)        Chief Financial Officer
                           (Principal Financial Officer)
/s/ Jerome A. Colletti
 ........................   Director                      September 16, 1997
   (Jerome A. Colletti)

/s/ William J. Morgan
 ........................   Director                      September 16, 1997
   (William J. Morgan)

/s/ Michael J. Murray
 ........................   Director                      September 16, 1997
   (Michael J. Murray)

/s/ Peter N. Parts
 ........................   Director                      September 16, 1997
   (Peter N. Parts)

/s/ Dr. Richard N. Rosett
 ........................   Director                      September 16, 1997
   (Dr. Richard N. Rosett)


/s/ Martin D. Wilson
 ........................ Vice President/Controller       September 16, 1997
   (Martin D. Wilson)   (Principal Accounting
                         Officer)

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                       Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 31

Consolidated Balance Sheets as of June 30, 1997 and 1996 . . . . . . . . 32

Consolidated Statements of Operations for the Years Ended June 30, 1997,
1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended June 30, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . 34

Consolidated Statements of Cash Flows for the Years Ended June 30, 1997,
   1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 37

Consolidated Supplemental Financial Statement Schedule for the Years
   Ended June 30, 1997, 1996 and 1995

Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . 63

INDEPENDENT AUDITORS' REPORT
Smith Corona Corporation:

We have audited the accompanying consolidated balance sheets of Smith Corona Corporation and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, statements of changes in stockholders' equity and statements of cash flows for each of the three years in the period ended June 30, 1997. Our audits also include the financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Corona Corporation and subsidiaries at June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on February 28, 1997 the Company emerged from bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code. As part of the Company's reorganization plan, the Company will be expanding its product offerings along with maintaining its core typewriter and supplies business. The Company's long-term viability is dependent upon the successful implementation of its reorganization plan and the attainment of profitable operations.


/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Stamford, Connecticut
August 14, 1997

                 Smith Corona Corporation and Subsidiaries
                        Consolidated Balance Sheets

                                      June 30,      June 30,
(Dollars in thousands)                         1997          1996

Assets
Current assets:
Cash and cash equivalents                  $ 21,985      $ 29,929
Accounts receivable (net of allowance
 for doubtful accounts of $931 and
 $1,576 for 1997 and 1996, respectively)     11,238        17,185
Inventories                                  12,627        16,873
Prepaid expenses and other current
 assets                                       2,108         4,754
Total current assets                         47,958        68,741
Property, plant and equipment-net            12,092        12,639
Deferred income taxes, net                        -             -
Other assets                                    579         2,492
Total                                     $ 60,629       $ 83,872

Liabilities and stockholders' equity
Current liabilities:
Trade payables                              $ 5,199      $  3,569
Accrued liabilities                          11,614        10,353
Income taxes payable                          4,100           702
Total current liabilities                    20,913        14,624
Postretirement benefits                       5,904             -
Pension liability                             4,777             -
Other long-term liabilities                   2,645             -
Liabilities subject to compromise                 -        60,120
Total liabilities                            34,239        74,744
Stockholders' equity:
Common stock- 2,754,238 shares and
 30,250,000 shares issued
 and outstanding, respectively                    3           303
Additional paid-in capital                   55,164        44,697
Deferred compensation                          (232)            -
Accumulated deficit                         (28,545)      (35,872)
Total stockholders' equity                   26,390         9,128
Total                                      $ 60,629       $ 83,872

See accompanying notes to consolidated financial statements.

                 Smith Corona Corporation and Subsidiaries
                   Consolidated Statements of Operations

(Dollars in thousands,                     For the year ended June 30,
 except per share amounts)                    1997        1996        1995

Net sales                                  $77,313    $112,548    $196,309
Cost of goods sold                          59,403     103,355     180,959
Gross margin                                17,910       9,193      15,350
Selling, general and administrative
 expenses                                   12,754      27,773      48,532
Reorganization costs                         5,864      10,255           -
Restructuring expense (income)                   -     (19,461)     13,584
Other expense (income)                         150        (798)          -
Operating loss                                (858)     (8,576)    (46,766)
Interest (income) expense                     (326)        515         965
Loss from continuing
 operations before income taxes               (532)     (9,091)    (47,731)
Income taxes                                   263       2,031      14,514
Loss from continuing operations               (795)    (11,122)    (62,245)
Discontinued operations (net of
 income taxes):
  Income from discontinued operations            -           -         671
  Gain on disposal
   of discontinued operations                    -           -       9,127
Loss before extraordinary gain                (795)    (11,122)    (52,447)
Extraordinary gain                           8,122           -           -
Net income (loss)                          $ 7,327    $(11,122)   $(52,447)



Income (loss) per common and
 common equivalent share -
 Loss from continuing operations          $   (.32)   $  (4.95)  $  (27.68)
  Discontinued operations (net of
   income taxes):
    Income from discontinued operations          -           -         .30
    Gain on disposal
     of discontinued operations                  -           -        4.06
   Loss before extraordinary gain             (.32)      (4.95)     (23.32)
   Extraordinary gain                         3.22           -           -
   Net income (loss) per common
    and common equivalent share           $   2.90    $  (4.95)   $ (23.32)
Weighted average common and
 common equivalent shares
 outstanding (in thousands)                  2,524       2,249       2,249

See accompanying notes to consolidated financial statements.

                  Smith Corona Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
               For the years ended June 30, 1997, 1996 and 1995

                                                          Retained
                                                          Earnings
                                  Additional Deferred     (Accumu-
                          Common  Paid-In    Compens-     lated
                           Stock  Capital    ation        Deficit)     Total

Balance June 30, 1994      $303   $44,697          -      $30,722    $75,722

Net loss                      -         -          -      (52,447)   (52,447)

Dividends declared
 (.10 per share)              -         -          -       (3,025)   ( 3,025)

Balance June 30, 1995       303    44,697          -      (24,750)    20,250

Net loss                      -         -          -      (11,122)   (11,122)

Balance June 30, 1996       303    44,697          -      (35,872)     9,128

Net income                    -         -          -        7,327      7,327

Deferred compensation         -       267      $(267)           -          -

Amortization of deferred
  compensation                -         -         35            -         35

Cancellation of old
  common stock             (303)      303          -            -          -

Issuance of common
  stock to creditors          3     9,897          -            -      9,900

Balance June 30, 1997      $  3   $55,164      $(232)    $(28,545)   $26,390

See accompanying notes to consolidated financial statements.

                 Smith Corona Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows

                                                   For the year ended June 30,
(Dollars in thousands)                         1997       1996       1995

Cash flows from operating activities:

Net income (loss)                            $  7,327 $(11,122)  (52,447)
Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 continuing operating activities:
  Discontinued operations                           -        -    (9,798)
  Depreciation and amortization                 3,534    5,665     6,689
  (Gain) loss on disposition of property,
   plant and equipment                           (450) (16,786)    1,532
  Restructuring costs                               -        -    13,584
  Deferred income taxes                             -    3,406    11,096
  Inventory provisions                          2,364    5,199     9,930
  Pension curtailment gain                     (3,394)  (1,524)        -
  Extraordinary gain                           (8,122)       -         -
  Postretirement curtailment gain              (6,534)       -         -
  Other noncash items                            (132)     832     2,980
Changes in assets and liabilities:
  Accounts receivable                           5,947   20,469    10,556
  Inventories                                   1,882   32,263    (1,570)
  Prepaid expenses and other
    current assets                              2,646   (1,177)      139
  Other assets                                   (102)     777       895
  Trade payables                                1,696   (5,821)   (7,572)
  Accrued liabilities and income
    taxes payable                                (158) (16,310)   (4,280)
  Postretirement benefits and
    pension liability                          (1,270)     (98)   (1,211)
  Other long-term liabilities                    (217)      81     1,443
Net cash provided by (used in)
 continuing operations                          5,017    15,854  (18,034)
Net cash provided by
 discontinued operations                            -        -     1,370
Net cash provided by (used in)
 operating activities                           5,017   15,854   (16,664)
Cash flows from investing activities:
Proceeds from sale of
 discontinued operations                            -        -    27,500
Proceeds from the sale of property,
 plant and equipment                              512   24,803         -
Capital expenditures                             (999)    (331)   (3,166)
Net cash provided by (used in)
 investing activities                            (487)  24,472    24,334


                Smith Corona Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                                Continued

                                                For the year ended June 30,
(Dollars in thousands)                         1997       1996       1995

Cash flows from financing activities:
Bank loans (repayments), net                     -    (17,400)    (2,602)
Payments made to settle
 liabilities subject to
 compromise                                (12,474)         -          -
Dividends paid                                   -          -     (4,537)
Net cash used in financing activities      (12,474)   (17,400)    (7,139)
Increase (decrease) in cash and
 cash equivalents                           (7,944)    22,926        531
Cash and cash equivalents:
 Beginning of year                          29,929      7,003      6,472
 End of year                               $21,985    $29,929     $7,003
Cash paid during the year for:
Interest                                   $     -    $   662     $1,146
Income taxes                               $   610    $   644     $2,300

See accompanying notes to consolidated financial statements.
            Smith Corona Corporation and Subsidiaries
            Notes to Consolidated Financial Statements
         (Dollars in thousands, except per share amounts)


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

     The consolidated financial statements as of and for the year ended June 30, 1996 are presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements as of June 30, 1996 and for the year then ended did not reflect adjustments or provide for the potential consequences of the Bankruptcy Proceedings. In particular, such consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) prepetition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; or (c) the effect of any changes that may be made to the capitalization of the Company.

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

(1) Excludes a net intercompany payable in the amount of $24,637 to the Company's subsidiaries not included in the Bankruptcy Proceedings. If the Wholly-Owned Domestic Subsidiaries were reflected as part of the June 30, 1996 amount, the net intercompany balance would have been a net intercompany receivable of $1,203.

     The Company recorded reorganization costs relating to its Bankruptcy Proceedings aggregating $5,864 for the year ended June 30, 1997. These charges include professional fees, a provision for closing the New Canaan, Connecticut headquarters and relocation of such headquarters to Cortland, New York, and costs associated with the distribution of the Company's Third Amended Second Joint Plan of Reorganization (the "POR") for the solicitation of creditors, offset by interest income earned on domestic cash balances of $607, a purchase deposit forfeiture of $500 and a settlement the Company reached with its banks relating to the Company's debtor-in-possession financing of $500. Reorganization costs of $10,255 for the year ended June 30, 1996 were primarily professional fees.

     An administrator was appointed on August 2, 1995 for the Company's wholly-owned subsidiary in Australia. The administrator was appointed as liquidator on August 29, 1995.
Due to the liquidation, the Australian subsidiary's assets, liabilities and operating results were removed from the consolidated financial statements as of August 2, 1995 and the Company recorded in other expense (income) an estimated loss on liquidation of approximately $415 and $291 in the first and third quarters, respectively, of the year ended June 30, 1996. On December 6, 1996, the Company received the final distribution of funds in the liquidation of the Australian subsidiary which resulted in a gain, recorded in other income, of approximately $157 during the second quarter ended December 31, 1996. The Company has established a distributor relationship in the Australian market for the purpose of maintaining its distribution capacity.

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

     Under the POR, all allowed general unsecured claims will be satisfied through the distribution to holders of such claims of
(i) the unsecured class cash of approximately $11,330 (less any amounts paid to holders of allowed convenience class claims discussed below), and (ii) 85 percent of the reorganized company's common stock to be issued pursuant to the POR (determined on a fully diluted basis not including the effect of the exercise of any of the below described warrants). Each holder of an allowed general unsecured claim will receive one share of the reorganized company's common stock for each ten dollars in allowed claim value. All allowed claims senior to allowed general unsecured claims will be satisfied by the payment in full in cash or notes (as provided for by the Bankruptcy Code) or the assumption of all such claims. As described below, the distributions to holders of allowed general unsecured claims and claims senior to such claims have commenced. Allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) have received payment in cash in an amount equal to 60 percent of the amount of such claims. In addition, registered holders as of August 15, 1996, of the Company's common stock, par value $.01 per share, which was outstanding prior to the Effective Date (the "Old Common Stock") have received warrants to purchase one share of common stock, par value $.001 per share (the "Common Stock"), in the reorganized company for each twenty shares of Old Common Stock.


     During the quarter ended March 31, 1997, the Company made a disbursement of $12,474 to the distribution agent for payment of allowed general unsecured claims and claims senior to such claims. Additionally, as of June 30, 1997, 2,660,344 shares of Common Stock were issued to allowed general unsecured claim holders. Once disputed general unsecured claims are resolved and allowed, such claimants will share, on a pro rata basis, in the aforementioned cash pool as well as in 85 percent of the Common Stock. On February 28, 1997 the Company recorded a value of approximately $9,900 for 85 percent of the Common Stock. In connection with the POR going effective, certain liabilities recorded as subject to compromise were retained by the Company and approximately $30,496 of such liabilities were settled which resulted in a pre-tax and after-tax extraordinary gain of approximately $8,122.

     The Company plans to significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing includes entering into strategic alliances with third parties in the United States, Europe and the Far East to provide products or services. In that respect, the Company's efforts are focused on forging alliances with companies that provide technologically advanced products for the small office and home office environment but presently do not have a substantial United States market share or market presence, and are intent on building or increasing market share by selling their products under the well-known "Smith Corona" name. The Company intends to rely on its existing distribution network to become a leading vendor of technologically advanced products for the small office and home office. In the fall of 1997, newly sourced and manufactured products will be available under the Smith Corona brand name. The product offerings will include items in the telephony and facsimile product lines. Further, the Company intends to maintain its core business of manufacturing and distributing its current product line of typewriters and related supplies and accessories to satisfy continuing worldwide demand for these products. Due to substantial sales volume reductions, in June 1997, the Company ceased the manufacture of personal word processors; servicing and customer support of personal word processors, however, will continue. The Company's long-term viability is dependent upon the successful implementation of its reorganization plan and the attainment of profitable operations.

2. Significant Accounting Policies

Basis of Consolidation: The consolidated financial statements include the accounts of Smith Corona Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


Statement of Cash Flows: All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Included in the fiscal year ended June 30, 1996 ("Fiscal 1996") gain (loss) on disposition of property, plant and equipment is the gain from the sale of the building in Singapore of $17,755. This item is included in the Fiscal 1996 Statement of Operations as restructuring income.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out
(FIFO) method.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line basis at rates based on estimated useful lives. Lives used in computing depreciation range from two to twelve years for equipment and up to forty years for buildings. Leasehold improvements are amortized over the lease term. Maintenance and repairs are charged against operations as incurred. Expenditures that materially increase capacities or extend useful lives of property, plant and equipment are capitalized.

During fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of the provisions of this Statement did not have a material effect on the Company's financial statements.

Retirement Plans: During the year ended June 30, 1997, the Company terminated its defined benefit pension plan for hourly employees and froze the benefits of its defined benefit pension plan for salaried employees (see Note 10). Substantially all domestic employees participate in the Company's retirement plans for salaried and hourly employees. The cost of United States pension plans is accrued in amounts equal to the normal cost of current service under the plans together with amortization of prior service costs. Outside of the United States, costs are accrued and paid in accordance with local requirements.

Postretirement Plans: The Company provides for the expected cost of postretirement benefits over the employee's years of active service. In June 1997, the Company implemented a new premium structure for retiree health care benefits whereby retired employees will absorb the total cost of health care premiums phased in over the next three years (see Note 10).

Research and Development: The Company's product development costs are expensed as incurred. Research and development expense was $1,915, $1,991 and $7,218 for the years ended June 30, 1997,
1996 and 1995, respectively.


Goodwill: The excess of the allocated acquisition cost over the fair value of net assets of businesses acquired are amortized by the straight-line method over forty years. Due to operating losses and uncertainty of future operations, the Company wrote off the remaining net book value of Goodwill of approximately $739 in the year ended June 30, 1996.

Foreign Currency: The functional currency of the Company's foreign operations is deemed to be the United States dollar.
Consequently, all translation gains and losses are included in income.

Forward Foreign Currency Contracts: From time to time, the Company may enter into forward foreign currency contracts to hedge against foreign currency fluctuations. Gains and losses on these contracts are recorded in net income in the period in which the exchange rate changes. During the year ended June 30, 1995, forward foreign currency contracts were in place to reduce the impact of foreign currency fluctuations on transactions designated in a currency other than the U.S. dollar. At June 30, 1997 and June 30, 1996, there were no outstanding forward contracts.

Environmental Remediation Costs: The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Income Taxes: Deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock-Based Compensation - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), in the first quarter of the year ended June 30, 1997. The Company, as provided for by FAS 123, is continuing to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for employee stock compensation measurement.

Income (Loss) Per Common and Common Equivalent Share: Income
(loss) per common and common equivalent share for the twelve months ended June 30, 1997 are based on the weighted average number of common shares outstanding since the Effective Date and the effect of considering common stock equivalents. For comparability purposes, income (loss) per common and common equivalent share for the twelve months ended June 30, 1996 and 1995 are based on the weighted average number of common shares outstanding from the Effective Date until March 31, 1997 and the effect of considering common stock equivalents. Primary and fully diluted income (loss) per common and common equivalent share are approximately the same, and therefore, are not shown separately.

Statement of Financial Accounting Standards No 128 "Earnings Per Share" ("SFAS 128"), was issued in March 1997, and is effective for periods ended after December 15, 1997. Earlier application is not permitted. SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards for computing EPS. When effective, this statement will replace the presentation of primary EPS with presentation of basic EPS and will require a dual presentation of basic EPS and diluted EPS on the face of the Statements of Operations. For the Company basic and diluted EPS under SFAS 128 would have been the same for the years ended June 30, 1997 and 1996 and would have equaled the reported EPS for the aforementioned periods.

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

New Financial Accounting Standards Board Releases: Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), were issued in June, 1997.

SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners". This statement is effective for fiscal years beginning after December 15, 1997.

SFAS 131 established the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The disclosure impact of this statement is currently being assessed by the Company.

Reclassifications: Certain reclassifications have been made to the prior years' financial statements to conform with the 1997 presentation. In addition, amounts in the year ended June 30, 1995 Consolidated Statement of Operations were reclassified to reflect continuing operations (see Note 11).

3. Inventories

     A summary of inventories, by major classification and net of reserves, is as follows:

                                           June 30,
                                       1997        1996

Raw materials and work-in-process   $ 4,961         $ 6,180
Finished goods                        7,666          10,693
   Total                            $12,627         $16,873

4. Property, Plant and Equipment

     A summary of property, plant and equipment, by major classification, is as follows:

                                                    June 30,
                                              1997            1996

Land                                       $   810        $    56
Buildings and improvements                   6,704          5,263
Machinery and other equipment               57,765         57,887
Total                                       65,279         63,206
Accumulated depreciation                   (53,187)       (50,567)
   Total                                   $12,092        $12,639

     Included in other assets as of June 30, 1996 are assets located in Cortland, New York previously held for sale with a net book value of $2,000. Upon emergence from the Bankruptcy
Proceedings the Company decided to maintain its world headquarters in Cortland, New York and as such the assets were reclassified to property, plant and equipment.









5. Accrued Liabilities

     Accrued liabilities consist of the following:

                                                    June 30,
                                               1997          1996

Bankruptcy expenses                           $ 1,762     $ 2,272
Payroll and related expenses                    3,297       2,590
Promotional expenses                            3,940       2,888
Warranty expenses                               1,067         857
Other                                           1,548       1,746

     Total                                    $11,614     $10,353

6. Leases

     The Company leases certain facilities, equipment and vehicles for various periods through 2009 under non-cancelable operating leases. Rental expense under these operating leases was $3,461, $4,184 and $6,243 for the years ended June 30, 1997,
1996 and 1995, respectively.

     The future minimum rental commitments for the operating leases are as follows:

Year Ending                                     Amount
June 30,                                (In thousands)

1998                                            $2,367
1999                                             2,044
2000                                             1,946
2001                                             1,907
2002                                               255
Thereafter                                       1,299
Total                                           $9,818

7. Bank Loans

     On July 10, 1995, the Company entered into a Debtor-In-Possession Credit Agreement (the "Debtor-In-Possession Credit
Agreement") with its lenders which was approved by the Bankruptcy Court on August 2, 1995. Proceeds from the Debtor-In-Possession Credit Agreement were used to repay amounts outstanding under the Company's previous credit agreement dated April 7, 1995 under which the Company was, as of June 30, 1995, in technical default.
The Debtor-In-Possession Credit Agreement, as amended, provided for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible receivables and inventories, in an amount not to exceed $24,000 through June 30, 1996 and $10,000 from June 30, 1996 through the termination date of March 31, 1997 or the Effective Date, whichever was earlier.
On the Effective Date, the Debtor-In-Possession Credit Agreement terminated.

     On February 28, 1997, as part of the POR, the Company entered into a loan and security agreement (the "Loan and Security Agreement") with a new lender. The Loan and Security Agreement provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible accounts receivable and inventories in the amount not to exceed $25,000 through the February 28, 2000 expiration date. Interest is .75 percent over the Prime Rate or 3 percent over the Adjusted Eurodollar Rate. Payment of dividends is prohibited by the terms of the Loan and Security Agreement, except for non-cash dividends pursuant to the Rights Agreement (as described in Note 8). Pursuant to the provisions of the Loan and Security Agreement the Company must maintain an adjusted net worth of $11,074. Management believes that it has adequate flexibility and that such a covenant should not impose an undue restriction on the operations of the Company. The Loan and Security Agreement is secured by all of the Company's assets.

     There were no borrowings or repayments under the Company's credit facilities during the twelve months ended June 30, 1997. However, aggregate borrowings under the Debtor-In-Possession Credit Agreement for the year ended June 30, 1996 and Amended and Restated Credit Agreement for the year ended June 30, 1995 amounted to $1,330,700 and $1,376,208, respectively, while aggregate repayments were $1,348,100 and $1,378,810, respectively.

8. Stockholders' Equity

Common Stock

As of the Effective Date, the Company has authorized 100,000,000 shares of Common Stock, par value $.001 per share. Prior to the Effective Date the Company had authorized 90,000,000 shares of Old Common Stock.


Preferred Stock

As of the Effective Date, the Company has authorized 10,000,000 shares of preferred stock, par value of $.001 per share. The Company has reserved for issuance 10,000 shares of Preferred Stock, Series A, whose terms are fixed by the Rights Agreement.





Rights Agreement

On February 28, 1997, pursuant to the POR, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to stockholders of record at the close of business on such date and payable with respect to Common Stock issued thereafter. Each right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share (a "Unit") of Preferred Stock, Series A at a purchase price of $25.50 per Unit, subject to adjustment. The Rights attach to all certificates representing shares of Common Stock, and no separate certificates evidencing the Rights were distributed. The Rights will separate from the Common Stock and will be exercisable upon the earlier of
(i) ten days (or such later date as the Board of Directors shall determine) following public disclosure that a person or group of affiliated or associated persons has become an "Acquiring Person" (as defined below) or (ii) ten business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an "Acquiring Person". Except for certain claimants under the POR, for whom the percentage is higher, an "Acquiring Person" is a person or group of affiliated or associated persons who has acquired beneficial ownership of 15 percent or more of the outstanding shares of Common Stock. The term "Acquiring Person" excludes (i) the Company, (ii) any subsidiary of the Company, (iii) any employee benefit plan of the Company or any subsidiary of the Company or (iv) any person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan. The Rights, which do not have voting rights, will expire on February 28, 2007 unless extended or earlier redeemed by the Company.

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


Warrants

Also on the Effective Date, the Company issued warrants to stockholders of record as of August 15, 1996 of the Old Common Stock. Eligible stockholders received one warrant to purchase one share of Common Stock for every 20 shares of the Old Common Stock held by them. The Old Common Stock was canceled on the Effective Date. The exercise price of the warrants is $8.50 per share. The warrants may be exercised at any time from August 28, 1997 to February 28, 1999. As of June 30, 1997, there were 1,512,423 warrants issued.

Senior Officer Stock

Pursuant to the POR, the Chief Executive Officer, Chief Financial Officer, Executive Vice President/Sales and Marketing and at the discretion of the Chief Executive Officer, other officers of the Company may be granted up to 5 percent of the total shares of Common Stock which are issued under the provisions of the POR on a fully diluted basis (not including the effect of the exercise of any of the above warrants). The number of shares of the Company's Common Stock awarded and outstanding under this plan as of June 30, 1997 were 93,894. Rights to these shares vest on the second anniversary of the Effective Date (the "Restriction Period") or upon a change in control. The market value of these shares at the date of award is reflected as deferred compensation in Stockholders' Equity and is being amortized over the Restriction Period.

Employee Stock Incentive Plan

Pursuant to the POR, the Company shall implement an employee stock incentive or other similar plan, which shall provide for the issuance of up to 10 percent of the total shares of Common Stock (or options to acquire such shares) which are issued pursuant to the provisions of the POR on a fully diluted basis (not including the effect of the exercise of any of the above warrants). This employee stock incentive plan has not yet been implemented.

9. Geographic Area Information

     The Company operates in one industry segment which includes design, manufacture and distribution of typewriters, personal word processors and related supplies and accessories. The Company manufactures its products principally at its facility located in Mexico and distributes its products through a variety of distribution channels, domestically and internationally. Transfers between geographic areas are generally priced to recover cost plus an appropriate markup for profit. Information regarding the Company's operations in different geographic locations is shown below:
                                          For the year ended June 30,
                                 1997         1996        1995
Net sales to customers:
   United States             $ 67,918     $ 90,470    $158,047
   Europe                       6,848       17,773      26,645
   Other Foreign                2,547        4,305      11,617
      Total                  $ 77,313     $112,548    $196,309

Inter-area transfers:
   United States             $  5,147     $ 11,287    $ 21,108
   Singapore                        -       22,480      74,060
   Europe                         415            -           -
   Other Foreign                8,890        6,735       9,457
      Total                  $ 14,452     $ 40,502    $104,625

Operating income (loss):
   United States             $  8,177     $(14,944)   $(24,466)
   Singapore                     (110)      15,737      (8,294)
   Europe                      (4,234)      (6,461)     (6,572)
   Other Foreign                 (549)        (730)       (129)
   Corporate                   (4,142)      (3,815)     (7,187)
   Eliminations                     -        1,637        (118)
      Total                  $   (858)    $ (8,576)   $(46,766)

Identifiable assets:
   United States             $ 51,535     $ 69,036     $88,741
   Singapore                      371          431      21,702
   Europe                       3,778        8,548      17,002
   Other Foreign                4,945        5,857       8,621
      Total                  $ 60,629     $ 83,872    $136,066

     Sales to one of the Company's largest customers, Wal-Mart Stores, Inc., amounted to 19.8%, 11.4% and 12.5% of consolidated net sales during 1997, 1996 and 1995, respectively.
Additionally, in 1996, sales to Office Depot amounted to 10.1% of consolidated net sales. The above customers were the only customers responsible for more than 10% of net sales in the periods noted.


10. Pension Plans and Postretirement Benefits

     As part of its ongoing reorganization efforts under the Bankruptcy Proceedings, on August 6, 1996, the Company decided to discontinue future benefit accruals under its salaried and hourly defined benefit pension plans (the "Defined Benefit Plans") as of September 1, 1996 and to seek termination of the Defined Benefit Plans as of October 6, 1996. On August 7, 1996, pursuant to applicable Federal law and regulations, the Company caused a Notice of Intent to Terminate to be issued to affected parties under the Defined Benefit Plans. The freezing of benefit accruals resulted in a $3,394 curtailment gain recorded in selling, general and administrative expenses during the three months ended September 30, 1996.

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

     The PBGC opposed termination of the Defined Benefit Plans. On December 17, 1996, the Company and the PBGC executed a settlement agreement whereby the Company withdrew its application with the PBGC to terminate the defined benefit plan for salaried employees (the "Salaried Plan"), withdrew its Bankruptcy Court motion to terminate the Salaried Plan, and notified participants and beneficiaries that the Salaried Plan will continue on a frozen basis, i.e., no future benefits for plan participants will be earned. The agreement between the Company and the PBGC also provided that the Company promptly complete its distress termination filing with the PBGC with respect to the defined benefit plan for hourly employees (the "Hourly Plan"). Termination of the Hourly Plan resulted in the PBGC receiving an allowed general unsecured claim in the Bankruptcy Proceedings of $8,300. Upon final court approval, obtained on January 22, 1997, all PBGC claims with respect to the Salaried and Hourly Plans, except the $8,300 general unsecured claim, were withdrawn and the PBGC's objection to confirmation of the Company's POR also was withdrawn.

     The Salaried Plan generally provides pension benefits that are based upon formulas that reflect all service with the Company and its predecessors and the employee's compensation during the employee's highest five of the last ten consecutive years of service before retirement. The Hourly Plan generally provides benefits of stated amounts for each year of service. Subject to its initiation of proceedings to seek termination of its Defined Benefit Plans the Company's policy has been to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

     The net periodic pension cost (income) for the years ended
June 30, 1997, 1996 and 1995 is comprised of the following components:

                                 1997        1996       1995

Service cost                  $   512      $1,455     $1,664
Interest cost                   4,185       5,656      5,398
Return on plan assets:
 Actual                        (8,845)     (7,347)    (9,097)
 Unrecognized loss              4,162       1,498      3,395
Amortization of deferred
  costs and actuarial gains         -        (227)      (595)
Settlement gain                (8,598)          -          -
Net curtailment gain           (3,394)     (1,524)         -
Pension cost (income)        $(11,978)     $ (489)    $  765

     The net curtailment gains for 1997 and 1996 were a result of the freezing of benefit accruals and the May 1995 restructuring, respectively. The settlement gain is a result of termination of the Hourly Plan and is included as a component of the extraordinary gain.

     The assumptions used in the development of these amounts were:

                                  1997        1996       1995

Discount rate                    7.50%       7.50%      8.00%
Rates of increase in
   compensation levels           4.50%       4.50%      5.50%
Rate of return on
   plan assets                   9.25%       9.25%      9.25%

    The following tables set forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets:

                                           June 30, 1997
                                             Smith
                                            Corona
                                          Salaried
                                              Plan

Actuarial present value
 of benefit obligation:
Vested benefit obligation                 $40,890
Accumulated benefit obligation            $41,221

Projected benefit obligation              $41,221
Market value of assets
 (principally publicly traded
 securities)                              $42,297
Funded status                              (1,076)
Unrecognized gains                          5,853
Net accrued pension liability             $ 4,777

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

     The Company also has defined contribution savings plans covering its domestic and certain of its foreign employees, under which the Company matches a portion of the contributions made by participating employees. The Company's costs for matching contributions under savings plans totaled $254, $337 and $543 for the years ended June 30, 1997, 1996 and 1995, respectively.


     The Company had a non-qualified supplemental pension plan covering certain employees which provided for incremental pension payments from the Company's funds. The net accrued pension liability related to the unfunded plan was $1,869 at June 30, 1996. The net accrued pension liability in the amount of $1,869 was reflected on the June 30, 1996 consolidated balance sheet as liabilities subject to compromise. Pension expense for the non-qualified plan was $189 and $683 in the years ended June 30, 1996 and 1995, respectively. The plan was terminated and additional benefit accruals ceased on January 31, 1996 which resulted in a curtailment gain of $213.

     The Company also provides health care and life insurance benefits for certain retired employees. Substantially all of the Company's domestic employees, and certain employees in foreign countries, may become eligible for such benefits if they reach a specified retirement age while working for the Company.

     In June 1997, a letter was distributed to all of the Company's currently retired employees providing a new premium structure for health care benefits which will be implemented beginning January 1, 1998 whereby retired employees will absorb incremental increases in the total cost of health care premiums. By January 1, 2000, retired employees will absorb 100% of the health care premium. Furthermore, the Company decided to terminate life insurance benefits for retired employees effective January 1, 2000. These changes resulted in a net curtailment gain of $6,534 which was recorded in selling, general and administrative expenses during the fourth quarter of the year ended June 30, 1997.

     Summary information on the Company's postretirement benefit plans, which are unfunded, is as follows:

                                                       Year ended June 30,
                                                   1997        1996

Financial status of plans:
 Accumulated postretirement
  benefit obligation (APBO):
   Retirees                                     $ 1,248     $ 8,626
   Fully eligible, active
    plan participants                                 -       1,200
   Other active plan
    participants                                      -         929
   Unrecognized gains                             4,656       1,742
Accrued postretirement
 benefit cost                                    $5,904     $12,497

     The accrued postretirement benefit cost as of June 30, 1996 was reflected on the balance sheet as liabilities subject to compromise.
     The components of net periodic postretirement benefit cost are as follows:

                                               Year ended June 30,
                                           1997         1996

Service cost, benefits attributed to
 employee service during the year      $    84         $ 130
Interest cost on accumulated
 postretirement benefit obligation         687           802
Amortization of gains                     (164)         (109)
Net curtailment gain                    (6,534)         (639)
Net periodic postretirement benefit
 cost (income)                         $(5,927)        $ 184

     The net curtailment gains were primarily the result of the change in postretirement benefits in the year ended June 30, 1997 and employee terminations in the year ended June 30, 1996.

     The discount rate used in determining the APBO was 7.5% in 1997 and 1996, respectively. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0% and 10.5% in 1997 and 1996, respectively, declining to an ultimate rate of 5.5% over approximately sixty years.

     If the health care cost trend rate assumptions were increased by 1.0%, the APBO as of June 30, 1997 would have been increased by approximately 8.0%. The effect of this change in health care cost trend rates on service and interest periodic postretirement benefit cost in Fiscal 1997 would have been an increase of approximately 9.0%.

11. Discontinued Operations

     On November 4, 1994 the Company sold substantially all of the assets and liabilities of Histacount Corporation, a wholly-owned subsidiary, for $14,500. The after-tax gain on the sale includes utilization of a capital tax-loss carry-forward and was recorded in the year ended June 30, 1995 statement of operations.
On July 5, 1994 the Company sold substantially all the assets and liabilities of SCM Office Supplies, Inc., a wholly-owned subsidiary, for $13,000. The loss on the sale was recorded in the year ended June 30, 1994 statement of operations. The sale proceeds of approximately $27,500 were used to reduce the Company's debt and accounts payable.

     Accordingly, the consolidated statements of operations reflect SCM Office Supplies, Inc. and Histacount Corporation's operating results as discontinued operations.

    Summary operating results of discontinued operations are as follows for the year ended June 30, 1995:
Net sales,                                    $5,774
Income from operations
 before income taxes                          $1,018
Income taxes                                     347
Net income from operations                       671
Gain on disposal
 of assets (net of tax benefit
 of $196)                                      9,127
Net income                                    $9,798

12. Income Taxes

     The components of loss from continuing operations before income taxes are as follows:

                                                                                     Year ended June 30,
                                           1997               1996           1995

United States                            $3,124           $(21,590)      $(37,798)
Foreign                                  (3,656)            12,499         (9,933)
   Total                                 $ (532)          $ (9,091)      $(47,731)

     The components of income tax expense consist of:

                                                                   Year ended June 30,
                                           1997               1996           1995
United States:
   Current                              $     -            $(1,921)       $   141
   Deferred                                   -              2,217          8,787
Foreign                                     104              1,218          2,071
State                                       159                517          3,666
   Total                                 $  263            $ 2,031        $14,665

     Income tax expense is included in the financial statements as follows:

                                                                   Year ended June 30,
                                           1997               1996           1995

Continuing operations                    $  263             $2,031        $14,514
Discontinued operations                       -                  -            151
Extraordinary Gain                            -                  -              -
   Total                                 $  263             $2,031        $14,665

    The components of net deferred tax assets were as follows:

                                                    June 30,
                                            1997              1996
Deferred tax assets:
  Accounts receivable                    $1,066             $1,365
  Inventory                               1,960              3,144
  Prepaid and other current assets        2,363                  -
  Postretirement benefits
   other than pensions                    2,257              4,777
  Pension                                 1,825              6,758
  Restructuring                             469              3,476
  Other liabilities                       4,050              6,250
  Property, plant and equipment           3,291              3,924
  Net operating loss carryforwards       21,195             18,963
  Capital loss carryforwards              7,515              7,529
  Miscellaneous                           2,615              2,480
  Valuation allowances                  (48,606)           (58,666)
  Net deferred tax assets               $     -            $     -

     For the year ended June 30, 1996 the Company recorded a charge to income tax expense increasing valuation allowances to provide for full valuation of all of its deferred income tax assets.

     The provisions for income taxes differ from the amounts computed by applying the federal income tax statutory rate. The following is a summary of the reasons for these differences:

                                                   Year Ended June 30,
                                                 1997               1996             1995
Income (loss) from continuing
  operations before income taxes              $ (532)            $(9,091)        $(47,731)
Statutory tax rate                                34%                 34%              34%
Tax computed at statutory rate                  (181)             (3,091)         ( 16,229)
Increase (reduction):
State income taxes,
   net of federal benefit                      2,980                 405           (1,685)
Effect of foreign earnings                     1,661                (930)           1,105
Valuation allowance                           (6,956)              8,425           32,232
Other adjustments                              2,759              (2,778)            (909)
   Total                                      $  263             $ 2,031          $14,514

    The other adjustments of $2,759 for the year ended June 30, 1997 resulted primarily from permanent capitalization of certain professional services related to the Bankruptcy Proceedings for income tax purposes. The other adjustments of $2,778 for the year ended June 30, 1996 primarily relate to adjustments to current taxes payable for the results of the Internal Revenue Service and New York State tax examinations.

     All U.S. income tax returns through June 30, 1995 have been examined by the Internal Revenue Service. The examination resulted in a current liability of approximately $3,000. Additionally, the New York State tax authority completed its examination of all returns through June 30, 1995. Settlement of this examination resulted in a current liability of $300. The U.S. income tax return for the year ended June 30, 1996 is currently under examination by the Internal Revenue Service. Management does not expect a material adjustment to result from this examination.

     For U.S. federal income tax purposes the Company has a net operating loss carryforward of approximately $9,812 which will expire on June 30, 2012. In addition, the Company has net operating losses attributable to its foreign subsidiaries of approximately $40,711 of which approximately $35,404 may be carried forward indefinitely and the remaining amount will expire in five to seven years. The tax benefit of the net operating loss carryforwards has been fully offset by valuation allowances.

13. Commitments and Other Matters

     Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At June 30, 1997 and June 30, 1996, the Company had recorded liabilities of approximately $2,952 and $4,160, respectively, related to environmental matters. Because of the uncertainties associated with assessing environmental matters, the related ultimate liabilities are not presently determinable. However, based on facts presently known, management does not believe that these investigations, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

      The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site" and, together, the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. Remediation programs at the Owner/Operator Sites currently consist of round-the-clock pumping and filtering (Cortlandville
Site) or soil venting with a soil infiltration injection system (Groton Site). The costs of establishing remediation programs at the Owner/Operator Sites had largely been paid by the Company prior to the Petition Date. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. Under the POR, the Company will continue to be responsible for those costs. The Company believes that it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville Sites. Claims asserted by the New York Department of Environmental Conservation ("DEC") and the New York Department of Health ("DOH") in the Company's bankruptcy proceedings for past and future costs at the Groton and Cortlandville Sites, and at eight other sites, were resolved by the Company and the State of New York on August 6, 1996 at amounts that were not material to the Company's financial results.

   The Company was served in June 1992 with a summons and complaint and, in June 1994, with an amended complaint, in a contribution action brought by five private plaintiffs in the United States District Court for the Northern District of New York pursuant to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and certain state law theories (the "Cooper Industries action"). The plaintiffs in this action are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. The amended complaint, which listed the Company and fourteen other persons or entities as defendants, sought contribution or reimbursement for response costs incurred to date, and to be incurred in the future, for the remediation of a site in Cortland, New York known as the "Rosen Site". Claims concerning the Rosen Site were filed against the Company in the Bankruptcy Court by the United States Environmental Protection Agency ("EPA"), the United States Department of the Interior ("DOI"), the DEC, the DOH and certain plaintiffs and defendants in the Cooper Industries action. The Company entered into a written agreement with the United States (on behalf of the EPA and DOI), the State of New York (on behalf of the DEC and DOH), and the five Cooper Industries plaintiffs dated as of February 14, 1997 (the "Rosen Site Settlement"). The Rosen Site Settlement was approved by the Bankruptcy Court on May 29, 1997 after all conditions precedent to the settlement had been satisfied. Pursuant to the Rosen Site Settlement, all Rosen Site-related claims of the signing parties, including the Cooper Industries action, will be resolved as to the Company in exchange for consideration that includes an allowed general unsecured claim in the Bankruptcy Proceedings. In addition, the Rosen Site Settlement provides for a grant of judicial protection to the Company against contribution actions or claims regarding the matters addressed therein, including such claims of the Company's co-defendants in the Cooper Industries action. This agreement resulted in a fiscal 1997 second quarter charge of $250.





    The Company is also a defendant or plaintiff in various other legal actions that have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operation.

    The Company has severance agreements in place with certain executive officers. Substantially all the agreements expire by March 1, 2000 and provide for severance benefits of one year salary and aggregate approximately $500 in the event all employees under such severance agreements were involuntarily terminated.

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

     In addition to the relocation of typewriter manufacturing to Mexico, the Company also eliminated approximately 180 support positions within the research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations. Approximately $10,000 in additional annual pretax savings were realized during the year ended June 30, 1997 from elimination of these support positions. These reductions were completed by the end of the first quarter of Fiscal 1996 and resulted in a first quarter pension curtailment gain of approximately $1,524 and were included in restructuring expense (income) for the third quarter of Fiscal 1996.

      As a result of these actions, the Company recorded a pretax charge of approximately $14,870 in the fourth quarter of the year ended June 30, 1995, of which approximately $1,877 represented primarily non-cash machinery and equipment asset write-offs, and the remainder related to employee severance. Additionally, certain costs, primarily relating to the shutdown of Singapore operations, of approximately $1,622, pretax were recognized as charges to operations as incurred during the year ended June 30, 1996 as they did not qualify as restructuring costs.


    The fiscal 1995 restructuring provision and subsequent activity is as follows:

                                    Asset
                                   Impair-   Other
                       Severance    ments    Costs    Total
1995 Provision         $12,993     $1,492    $ 385    $14,870
1995 Activity (1)       (1,499)         -     (100)    (1,599)
June 30, 1995 balance   11,494      1,492      285     13,271
1996 Activity (2)       (6,809)    (1,492)      35     (8,266)
June 30, 1996 balance    4,685          -      320      5,005
1997 Activity(3)        (4,685)         -     (320)    (5,005)
June 30, 1997 balance  $     -     $    -    $   -    $     -

(1) Represents cash payments, except for other costs which are non-cash items.
(2) Represents cash payments for severance of approximately $6,286 and non-cash items for foreign currency exchange rate changes, severance provision adjustments and writeoff of property, plant and equipment. The net increase in other costs represents expected future cash payouts for final liquidation of Singapore operations.
(3) The severance amount of $4,685 and other costs amount of $279 were compromised and paid as part of the POR. Additionally, other costs included cash payments for liquidation of Singapore operations amounting to $41.




















15. Quarterly Financial Data (Unaudited)

Fiscal Year Ended                    First      Second     Third       Fourth
June 30, 1997                        Quarter(1) Quarter    Quarter     Quarter(2)
Net sales                            $20,986    $22,463    $16,905     $16,959
Gross margin                           3,929      6,112      2,917       4,952
Operating income (loss)                   73     (2,607)    (3,255)      4,931
Income (loss) before
 extraordinary gain                       85     (2,636)    (3,186)      4,942
Extraordinary gain                         -          -      8,122           -
Net income (loss)                    $    85    $(2,636)   $ 4,936     $ 4,942
Earnings per common
 and common equivalent
 share:
  Income (loss) before
   extraordinary gain                  $ .04     $(1.17)    $(1.42)      $1.89
  Extraordinary gain
  Net income (loss) per                    -          -       3.61           -
   share                               $ .04     $(1.17)     $2.19       $1.89
  Weighted average common
   and common equivalent
   shares outstanding (3)              2,249      2,249      2,249       2,610


Fiscal Year Ended                     First      Second      Third      Fourth
June 30, 1996                        Quarter(4) Quarter(5)  Quarter(6) Quarter(7)

Net sales                            $33,463    $36,303    $20,026     $ 22,756
Gross margin                           4,003        904      1,112        3,174
Operating income (loss)               (4,852)    (8,468)     9,322       (4,578)
Net income (loss)                    $(5,429)   $(8,636)   $ 9,071     $ (6,128)
Earnings per common
 and common equivalent
 share:
  Net income (loss) per
   share                              $(2.41)    $(3.84)     $4.03       $(2.73)
  Weighted average common
   and common equivalent
   shares outstanding (3)              2,249      2,249      2,249        2,249

<\TABLE.
(1) Includes pension curtailment gain of approximately $3,400.
(2) Includes postretirement curtailment gain of approximately $6,500.
(3) For all quarters in the fiscal year ended June 30, 1996 and the first, second and third quarters in the fiscal year ended
    June 30, 1997, the weighted average common and common equivalent shares outstanding are based on the weighted average number of common shares outstanding from the Effective Date until March 31, 1997.



(4) Includes pension curtailment gain of approximately $1,500.
(5) Incudes gain from sale of property located in Cortland, New York of approximately $1,300 and charges of approximately $4,300 for writedown of inventory.
(6) Includes gain from sale of Singapore property of approximately
    $17,000.
(7) Includes charges related to writeoff of the remaining deferred tax assets of approximately $3,406 due to the Company's assessment that it is more likely than not that such assets will not be recovered as well as goodwill of $739. In addition, included is a charge of $900 relating to writedown of property, plant and equipment and an additional gain from the sale of the Singapore building of $800.


                        Financial Statement Schedule II

                   SMITH CORONA CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                For the years ended June 30, 1997, 1996 and 1995
                                 (In thousands)

                                                                      Balance at
                                  Beginning   Costs and Reductions-       End of
                                  of Period    Expenses   Writeoffs       Period


Year ended June 30, 1997:
 Allowance for doubtful
   trade receivables                $ 1,576       $ 394      $1,039      $   931
 Allowance for inventory
   obsolescence and shrinkage       $ 7,552      $2,364      $4,501      $ 5,415

Year ended June 30, 1996:
 Allowance for doubtful
   trade receivables                $ 1,484      $  523      $  431      $ 1,576
 Allowance for inventory
   obsolescence and shrinkage       $10,595      $5,199      $8,242      $ 7,552

Year ended June 30, 1995:
 Allowance for doubtful
   trade receivables                $ 1,512      $   61      $   89      $ 1,484
 Allowance for inventory
   obsolescence and shrinkage       $ 4,037      $9,930      $3,372      $10,595

                          EXHIBIT INDEX
EXHIBIT #

10.1    Smith Corona Corporation Retirement Savings and Investment
        Plan adopted effective July 1, 1989, as amended and
        restated effective January 1, 1997.
10.2    The CORPORATEplan for Retirement The Profit Sharing/401(k)
        Plan, Fidelity Basic Plan Document No. 07 effective July
        1, 1997.
10.3    Adoption Agreement - Article 1 between Smith Corona
        Corporation and Fidelity Management Trust Company, as
        Trustee effective July 1, 1997.
10.27   First Amendment to Loan and Security Agreement dated July 2, 1997.
10.28   Employment Agreement between Smith Corona Corporation and
        W. Michael Driscoll dated as of October 14, 1996 amended
        as of June 2, 1997.
10.29   Employment Agreement between Smith Corona Corporation and
        John A. Piontkowski dated as of May 5, 1997.
11      Statement Re Computation of Earnings (Loss) per common share.
21      Schedule of Subsidiaries of the Registrant
27      Financial Data Schedule (Edgar Filing Only)
