Form 10-Q
period 1997-09-30
SMITH CORONA CORP
filed 1997-11-10
CIK 851292

UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                 20549 FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1997
                              or
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

                                             Outstanding at
          Class                              November 5,
          1997

Common Stock, par value $.001                  2,695,764
per share



                 SMITH CORONA CORPORATION AND SUBSIDIARIES

                                   INDEX


                                                              Page
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          Condensed Consolidated Balance Sheets -
          September 30, 1997 and June 30, 1997                   1
          Consolidated Statements of Operations - For the
          three months ended September 30, 1997
          and 1996                                               2

          Consolidated Statement of Changes in
          Stockholders' Equity - For the three months
          ended
          September 30, 1997                                     3

          Consolidated Statements of Cash Flows - For the
          three months ended September 30, 1997 and 1996         4

          Notes to Consolidated Financial Statements           5-6


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   7-8
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      8
Item 6.   Exhibits and Reports on Form 8-K                       8


Signatures                                                       9

Exhibit Index                                                   10



                       SMITH CORONA CORPORATION AND
                     SUBSIDIARIES CONDENSED CONSOLIDATED
                              BALANCE SHEETS
                             ($ in thousands)

                                             September 30,   June 30,
                                                 1997          1997
ASSETS
(audited)
  Current assets:
    Cash and cash equivalents                  $19,016       $21,985
    Accounts receivable (net of allowance
      for doubtful accounts of $1,065 and
      $931, respectively)                       11,233        11,238
    Inventories                                 11,208        12,627
    Prepaid expenses and other current
      assets                                     4,124         2,108
    Total current assets                        45,581        47,958

  Property, plant and equipment, net            12,168        12,092
  Other assets                                     670           570

    TOTAL                                      $58,419       $60,629

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                             $ 5,732       $ 5,199
    Accrued liabilities                         10,647        11,614
    Income taxes payable                         4,212         4,100
    Total current liabilities                   20,591        20,913

  Pension liability                              4,789         4,777
  Postretirement benefits                        5,429         5,904
  Other long-term liabilities                    2,645         2,645
    Total liabilities                           33,454        34,239
  Stockholders' equity:
    Common stock-2,790,907 shares
       and 2,754,238 shares issued
       and outstanding, respectively                 3             3
    Additional paid-in capital                  55,169        55,164
    Deferred compensation                         (203)         (232)
    Accumulated deficit                        (30,004)      (28,545)
    Total stockholders' equity                  24,965        26,390

    TOTAL                                      $58,419       $60,629

See accompanying notes to consolidated financial statements.

                SMITH CORONA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ in thousands, except per share amounts)


                                              Three months ended
                                                September 30,
                                              1997       1996


Net sales                                   $14,792   $20,986
Cost of goods sold                           11,541    17,057
  Gross margin                                3,251     3,929
Selling, general and
  administrative expenses                     4,792     1,384
Reorganization costs                             61     2,125
Other (income) expense                         (100)      347
Operating income (loss)                      (1,502)       73
Interest (income) expense                      (194)       (5)


Income (loss) before income
  taxes                                      (1,308)      78
Income taxes (benefit)                          151       (7)
Net income (loss)                           $(1,459)  $   85

Income (loss) per common and
  common equivalent share:

  Net income (loss) per common
     and common equivalent
     share                                   $ (.53)  $  .04

  Weighted average common and
     common equivalent shares
     outstanding (in thousands)               2,753    2,249

See accompanying notes to consolidated financial statements.

                SMITH CORONA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the three months ended September 30, 1997
                           ($ in thousands)

                               Additional
                          Common  Paid-In    Deferred     Accumulated
                           Stock  Capital    Compensation Deficit     Total

Balance June 30, 1997      $  3   $55,164      $(232)    $(28,545)   $26,390

Net loss                      -         -          -       (1,459)    (1,459)

Deferred compensation         -         5         (5)           -          -

Amortization of deferred
  compensation                -         -         34            -         34
Balance September 30, 1997 $  3   $55,169      $(203)    $(30,004)   $24,965

See accompanying notes to consolidated financial statements.

                   SMITH CORONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ($ in thousands)

                                                Three months ended
                                                    September 30,
                                                   1997     1996
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $(1,459) $    85
  Adjustments to reconcile net income
    (loss)  to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 785    1,054
      Gain on disposition of
        property, plant and equipment               (97)    (458)
      Inventory provisions                          (74)     745
      Pension curtailment gain                        -   (3,394)
      Other noncash items                             4        -
      Changes in assets and liabilities:
          Accounts receivable                         5    2,544
          Inventories                             1,493      471
          Prepaid expenses and
            other current assets                 (2,016)      38
          Other assets                              (94)      20
          Trade payables                            533      349
          Accrued liabilities and income taxes
           payable                                 (855)    (595)
           Postretirement benefits and pension
           liability                               (463)       -
Net cash provided by (used in)
    operating activities                         (2,238)     859
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property,
    plant and equipment                             100      466
  Capital expenditures                             (831)    (136)
  Net cash provided by (used in)
   investing activities                            (731)     330
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Liabilities subject to compromise                   -     (249)
  Net cash used in
    financing activities                              -     (249)
  Increase (decrease) in
    cash and cash equivalents                    (2,969)     940
  Cash and cash equivalents:
    Beginning of period                          21,985   29,929
    End of period                               $19,016  $30,869

See accompanying notes to consolidated financial statements.

                 SMITH CORONA CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     ($ in thousands, except per share amounts)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements, although not necessarily indicative of results of operations for the entire fiscal year, include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results for the periods covered. They have been prepared by Smith Corona Corporation ("the Company") without audit in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended June 30, 1997, as contained in the Company's Annual Report on Form 10-K.

Income (loss) per common and common equivalent share for the three months ended September 30, 1997 is based on the weighted average number of common shares outstanding during the period and the effect of considering common stock equivalents. For comparability purposes, income
(loss) per common and common equivalent share for the three months ended September 30, 1996 is based on the weighted average number of common shares outstanding from February 28, 1997, the date of emergence from bankruptcy proceedings, until March 31, 1997 and the effect of considering common stock equivalents. Primary and fully diluted income
(loss) per common and common equivalent share are approximately the same, and therefore, are not shown separately.

Statement of Financial Accounting Standards No 128 "Earnings Per Share" ("SFAS 128"), was issued in March 1997, and is effective for periods ended after December 15, 1997. Earlier application is not permitted. SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards for computing EPS. When effective, this statement will replace the presentation of primary EPS with presentation of basic EPS and will require a dual presentation of basic EPS and diluted EPS on the face of the Statements of Operations. For the Company basic and diluted EPS under SFAS 128 would have been the same for the periods ended September 30, 1997 and 1996 and would have equaled the reported EPS for the aforementioned periods.

NOTE 2 - PETITION FOR REORGANIZATION UNDER CHAPTER 11

On July 5, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company emerged from Chapter 11 on February 28, 1997. From July 5, 1995 to February 28, 1997, the Company operated as a debtor-in-possession.

NOTE 3 - CONTINGENCIES

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At September 30, 1997 and June 30, 1997, the Company had recorded liabilities of approximately $2,896 and $2,952, respectively, related primarily to remediation and monitoring of environmental sites. Because of the uncertainties associated with assessing environmental matters, the related ultimate liabilities are not presently determinable. However, based on facts presently known, management does not believe that these investigations, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.
The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site" and together, the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. Remediation programs at the Owner/Operator Sites currently consist of round-the-clock pumping and filtering (Cortlandville Site) or soil venting with a soil infiltration injection system (Groton Site). To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. The Company believes that it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville Sites.
The Company is also a defendant or plaintiff in various other legal actions that have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operation.


NOTE 4 - INVENTORIES

A summary of inventories, by major classification and net of reserves, is as follows:

                                  September 30,      June 30,
                                      1997             1997
Raw materials and work-in-process   $ 4,286          $ 4,961
Finished goods                        6,922            7,666
     Total                          $11,208          $12,627

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

                              Results of Operations

Net sales of $14.8 million for the quarter ended September 30, 1997 decreased 29.5 percent from last year's first quarter net sales of $21.0 million, primarily due to lower volumes. Unit sales of typewriters, personal word processors and related accessories and supplies are lower than a year ago, both domestically and internationally, as a result of a shrinking market and a continuing difficult and competitive environment. The Company plans to significantly expand its product line, primarily by sourcing new products from outside manufacturers. Such sourcing includes entering into strategic alliances with third parties in the United States, Europe and the Far East to provide products or services. In that respect, the Company's efforts are focused on forging alliances with companies that provide technologically advanced products for the small office and home office environment but presently do not have a substantial United States market share or market presence, and are intent on building or increasing market share by selling their products under the well-known "Smith Corona" name. Management believes that the Company is well positioned to leverage the strength of its brand name with business products that combine functionality and contemporary design.
The Company intends to rely on its existing distribution network to become a leading vendor of technologically advanced products for the small office and home office. The newly sourced products which the Company has just begun marketing under the Smith Corona brand name include items in the telephony and facsimile product lines. The Company views its new products with favorable anticipation considering that the telephony and facsimile products, globally, represent opportunities in growth markets. The Company intends to maintain its core business of distributing its current product line of typewriters and related supplies and accessories to satisfy continuing worldwide demand for the products. The success of the Company depends, in part, on its ability to source, market and sell new products.
Gross margin, as a percentage of net sales, was 22.0 percent for the first quarter ended September 30, 1997, as compared to 18.7 percent for the comparable period last year. The margin improvement is primarily due to a proportionate increase in sales of higher margin products compared to the first quarter ended September 30, 1996.
Selling, general and administrative expenses for the three months ended September 30, 1997 were $4.8 million as compared to $1.4 million last year. Included in selling, general and administrative expenses for the three months ended September 30, 1996 is a pension plan curtailment gain of $3.4 million. This year's expenses include spending to support development and release of the Company's newly sourced and manufactured products as well as professional fees. Last year during the bankruptcy proceedings, professional fees were charged to reorganization expense. Other (income) expense was $(.1) million for the first quarter ended September 30, 1997 as compared to $.3 million in the same period a year ago. The current period's gain was related to the August 1997 sale of land located in Groton, New York, while last year's expense was associated with bankruptcy claims.


                           Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash balances, cash flows generated from operations and available borrowing capacity.

During the three months ended September 30, 1997, the Company's operating activities used $2.2 million of cash, primarily as a result of the net loss for the first quarter, the decrease of inventories offset by an increase in prepaid expenses and other current assets. Inventories decreased $1.5 million as a result of a decline in production while prepaid expenses and other current assets increased $2.0 million as a result of annual renewal premiums for insurance programs, prepayment for advertising space related to future ad placements and an escrow account established for the appeal of an unsettled bankruptcy claim.
Capital expenditures for the three months ended September 30, 1997 were $.8 million compared to $.1 million in the prior year. Capital expenditures are comprised primarily of new product tooling and progress payments for the new information systems hardware and SAP R/3 software.
The Company had no material commitments for additional capital expenditures at September 30, 1997.
The Company believes that its cash and borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.


PART II - Other Information

Item 1.   Legal Proceedings.
Information required by this item is incorporated by reference from "Note 2 - Petition for Reorganization Under Chapter 11" and "Note 3
Contingencies" and in the Notes to the Consolidated Financial Statements appearing in this Form 10-Q Quarterly Report.

Item 6.   Exhibits and Reports on Form 8-K
         (a)  Exhibits
               11 Statement Re Computation of Income (Loss) Per Common and Common Equivalent Share

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









 SMITH CORONA CORPORATION




November 10, 1997
                              By: /s/ John A. Piontkowski
                                  John A. Piontkowski
                                  Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial
                                  Officer)

                              By: /s/ Martin D. Wilson
                                  Martin D. Wilson
                                  Vice President/Controller
                                  (Principal Accounting
                                  Officer)

                         EXHIBIT INDEX

Exhibit No.         Description


EX-11          Statement RE Computation Earnings (Loss) Per
               Common  and Common Equivalent Share

EX-27          Financial Data Schedule