Form 10-Q
period 1997-09-30
SMITH CORONA CORP
filed 1998-02-11
CIK 851292

3

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549
                                 FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended December 31, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
          Class                              February 5, 1998

          Common Stock, par value $.001                 2,914,589
          per share


                SMITH CORONA CORPORATION AND SUBSIDIARIES

                                   INDEX


                                                                 Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -
          December 31, 1997 and June 30, 1997                     1

          Consolidated Statements of Operations - For the
          three and six months ended December 31, 1997
          and 1996                                                2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the six months ended
          December 31, 1997                                       3

          Consolidated Statements of Cash Flows - For the
          six months ended December 31, 1997 and 1996             4

          Notes to Consolidated Financial Statements              5-8


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                      9-11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      11

Item 4.   Submission of Matters to a Vote of Security Holders    11

Item 6.   Exhibits and Reports on Form 8-K                       11


Signatures                                                       12

Exhibit Index


                 SMITH CORONA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)


                                             December 31,    June 30,
                                                 1997          1997
ASSETS                                                      (audited)
  Current assets:
    Cash and cash equivalents                $28,769        $21,985
    Accounts receivable (net of allowance
      for doubtful accounts of $705 and
      $931, respectively)                     12,680         11,238
    Inventories                                9,254         12,627
    Prepaid expenses and other current
      assets                                   3,234          2,108
    Total current assets                      53,937         47,958

  Property, plant and equipment, net           5,544         12,092
  Other assets                                   393            579

    TOTAL                                    $59,874        $60,629

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                           $ 6,622        $ 5,199
    Accrued liabilities                        9,753         11,614
    Income taxes payable                       4,049          4,100
    Total current liabilities                 20,424         20,913

  Pension liability                            4,802          4,777
  Postretirement benefits                      4,814          5,904
  Other long-term liabilities                  2,645          2,645
    Total liabilities                         32,685         34,239
  Stockholders' equity:
    Common stock-2,824,374 shares
       and 2,754,238 shares issued
       and outstanding, respectively               3              3
    Additional paid-in capital                55,180         55,164
    Deferred compensation                       (175)          (232)
    Accumulated deficit                      (27,819)       (28,545)
    Total stockholders' equity                27,189         26,390

    TOTAL                                    $59,874        $60,629

       See accompanying notes to consolidated financial statements.
                 SMITH CORONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                ($ in thousands, except per share amounts)

                              Three months ended       Six months ended
                                 December 31,             December 31,
                               1997       1996          1997       1996

Net sales                     $17,005   $22,463        $31,797   $43,449
Cost of goods sold             12,219    16,351         23,760    33,408
  Gross margin                  4,786     6,112          8,037    10,041
Selling, general and
  administrative expenses       7,244     5,833         12,036     7,217
Reorganization (income) costs    (310)    3,083           (249)    5,208
Gain on sale of
  manufacturing operations     (3,700)        -         (3,700)        -
Other (income) expense              -      (197)          (100)      150
Operating income (loss)         1,552    (2,607)            50    (2,534)
Interest (income) expense        (245)       (4)          (439)       (9)


Income (loss) before income
  taxes and extraordinary
  gain                          1,797    (2,603)           489    (2,525)
Income taxes                       72        33            223        26
Income (loss) before
  extraordinary gain            1,725    (2,636)           266    (2,551)
Extraordinary gain-net            460         -            460         -
Net income (loss)             $ 2,185   $(2,636)       $   726   $(2,551)


Earnings (loss) per common
  share-basic:
Income (loss) before
  extraordinary gain          $   .63   $ (1.17)       $   .10   $ (1.13)
Extraordinary gain-net            .17         -            .17         -
Net income (loss)             $   .80   $ (1.17)       $   .27   $ (1.13)

Earnings (loss) per common
  share-diluted:
Income (loss) before
  extraordinary gain          $   .61   $ (1.17)       $   .09   $ (1.13)
Extraordinary gain-net            .17         -            .17         -
Net income (loss)             $   .78   $ (1.17)       $   .26   $ (1.13)

See accompanying notes to consolidated financial statements.

                    SMITH CORONA CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                For the six months ended December 31, 1997
                              ($ in thousands)

                                  Additional
                          Common  Paid-In    Deferred     Accumulated
                           Stock  Capital    Compensation Deficit     Total
Balance June 30, 1997      $  3   $55,164      $(232)    $(28,545)  $26,390

Net income                    -         -          -          726       726

Deferred compensation         -        16        (16)           -         -

Amortization of deferred
  compensation                -         -         73            -        73
Balance December 31, 1997  $  3   $55,180      $(175)    $(27,819)  $27,189

See accompanying notes to consolidated financial statements.
                 SMITH CORONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ($ in thousands)

                                                   Six months ended
                                                     December 31,
                                                    1997      1996
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $   726   $(2,551)
  Adjustments to reconcile net income
    (loss)  to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 1,419     1,914
      Gain on sale of manufacturing operations     (3,700)        -
      Gain on disposition of
        property, plant and equipment                 (24)     (458)
      Inventory provisions                           (107)    1,102
      Pension curtailment gain                          -    (3,394)
      Extraordinary gain                             (460)        -
      Other noncash items                              16      (132)
      Changes in assets and liabilities:
          Accounts receivable                      (1,534)   (1,310)
          Inventories                                 559     1,866
          Prepaid expenses and
            other current assets                   (1,314)    1,057
          Other assets                                (55)       32
          Trade payables                            1,571       405
          Accrued liabilities and income taxes
           payable                                 (1,676)      292
          Postretirement benefits and pension
           liability                               (1,065)        -
  Net cash used in
    operating activities                           (5,644)   (1,177)
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property,
    plant and equipment                               100       466
  Proceeds from the sale of
    manufacturing operations                       13,672         -
  Capital expenditures                             (1,344)     (342)
  Net cash provided by
    investing activities                           12,428       124
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Liabilities subject to compromise                     -       381
  Net cash provided by
    financing activities                                -       381
  Increase (decrease) in
    cash and cash equivalents                       6,784      (672)
  Cash and cash equivalents:
    Beginning of period                            21,985    29,929
    End of period                                 $28,769   $29,257

See accompanying notes to consolidated financial statements.

               SMITH CORONA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
           ($ and shares in thousands, except per share amounts)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements, although not necessarily indicative of results of operations for the entire fiscal year, include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results for the periods covered. They have been prepared by Smith Corona Corporation (the "Company") without audit in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended June 30, 1997 as contained in the Company's Annual Report on Form 10-K.

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which was issued in March 1997 and was effective for periods ended after December 15, 1997. Earlier application was not permitted. SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards for computing EPS. This statement replaces the presentation of primary EPS with presentation of basic EPS and requires a dual presentation of basic EPS and diluted EPS on the face of the Statements of Operations (See footnote 5).

NOTE 2 - PETITION FOR REORGANIZATION UNDER CHAPTER 11

On July 5, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company emerged from Chapter 11 on February 28, 1997. From July 5, 1995 to February 28, 1997, the Company operated as a debtor-in-possession.

NOTE 3 - CONTINGENCIES

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At December 31, 1997 and June 30, 1997, the Company had recorded liabilities of approximately $2,854 and $2,952, respectively, related primarily to remediation and monitoring of environmental sites. Because of the uncertainties associated with assessing environmental matters, the related ultimate liabilities are not presently determinable. However, based on facts presently known, management does not believe that these investigations, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

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


NOTE 4 - INVENTORIES

A summary of inventories, by major classification and net of reserves, is as follows:


                                   December 31,        June 30,
                                      1997               1997
Raw materials and work-in-process     $ 1,128          $ 4,961
Finished goods                          8,126            7,666
     Total                            $ 9,254          $12,627


NOTE 5 - EARNINGS PER SHARE

The following tables reconcile the numerators and denominators of the basic and diluted earnings per share for income (loss) before extraordinary gain presented in the Consolidated Statements of Operations:


                                     Three months ended December 31, 1997
                                   Income         Shares         Per-Share
                                   (Numerator)    (Denominator)     Amount
Basic Earnings per Share
  Income before extraordinary
    gain                                $1,725         2,728         $.63

Effect of dilutive securities
  Warrants                                  (a)           (a)
  Restricted Stock                           -            85

Diluted Earnings per Share
  Income before extraordinary
    gain and effect of
    dilutive securities                 $1,725         2,813         $.61



                                      Six months ended December 31, 1997
                                   Income         Shares         Per-Share
                                   (Numerator)    (Denominator)     Amount
Basic Earnings per Share
  Income before extraordinary
    gain                                $ 266          2,693        $.10

Effect of dilutive securities
  Warrants                                 (a)            (a)
  Restricted Stock                          -             81

Diluted Earnings per Share
  Income before extraordinary
    gain and effect of
    dilutive securities                 $ 266          2,774        $.09


(a) Warrants to purchase 1,512 shares of common stock at $8.50 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the common shares.

Subsequent to December 31, 1997 the Company settled certain general unsecured bankruptcy claims which resulted in the issuance of 193 shares of common stock of which 7 shares are restricted stock.

For comparability purposes, basic and diluted earnings (loss) per common and common equivalent share for the three and six months ended December 31, 1996 is based on the weighted average number of common shares outstanding from February 28, 1997, the date of emergence from bankruptcy proceedings, until March 31, 1997 and the effect of considering common stock equivalents.

NOTE 6 - SALE OF MANUFACTURING OPERATIONS

On November 24, 1997, the Company completed the sale of its manufacturing operations to The MATCO Electronics Group, Inc. ("MATCO") (the "Sale"). In addition, the Company entered into a long-term manufacturing agreement with MATCO pursuant to which MATCO will manufacture certain Smith Corona brand name products, including typewriters and related supplies and accessories. The Sale included the purchase by MATCO of (i) certain property, plant and equipment used in the manufacturing operations, (ii) all the outstanding common stock of Smith Corona de Mexico, S.A. de C.V., the Company's Mexican subsidiary, and (iii) raw material and work-in-process inventories. The net proceeds from the Sale, as of December 31, 1997 were $13,672.
Estimated additional proceeds of approximately $500 are expected to be received in the third and fourth quarters. The Sale resulted in a gain of $3,700.

NOTE 7 - EXTRAORDINARY GAIN

During the three and six months ended December 31, 1997, the Company favorably resolved bankruptcy claims which resulted in a pre-tax and after-tax extraordinary gain of approximately $460.

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

                           Results of Operations

Net sales of $17.0 million for the second quarter ended December 31, 1997 decreased 24.3 percent from last year's second quarter net sales of $22.5 million. For the six month period ended December 31, 1997, net sales were $31.8 million, a 26.8 percent decrease from last year's comparable period of $43.4 million. Net sales decreases in both periods were primarily due to lower volumes. Unit sales of typewriters, personal word processors and related accessories and supplies are lower than a year ago, both domestically and internationally, primarily as a result of a shrinking market. During the second quarter the Company began receiving inventory of newly sourced products, launched its advertising and marketing programs related to newly sourced products and sold approximately $.4 million of newly sourced products. The Company's plans to significantly expand its product line continues to gain momentum and efforts are focused on forging alliances with companies that provide technologically advanced products for the small office and home office environment but presently do not have a substantial United States market share or market presence, and are intent on building or increasing market share by selling their products under the well-known "Smith Corona" name. Management believes that the Company is well positioned to leverage the strength of its brand name with business products that combine functionality and contemporary design. The Company intends to rely on its existing distribution network to become a leading provider of technologically advanced products for the small office and home office. The Company views its new products with favorable anticipation considering that telephony and facsimile products, globally, represent opportunities in growth markets. The Company intends to maintain its core business of distributing its current product line of typewriters and related supplies and accessories to satisfy continuing worldwide demand. The success of the Company depends, in part, on its ability to source, market and sell new products.

Gross margin, as a percentage of net sales, was 28.1 percent for the second quarter ended December 31, 1997, as compared to 27.2 percent for the comparable period last year. For the six months ended December 31, 1997, the gross margin as a percentage on net sales was 25.3 percent as compared to 23.1 percent last year. The margin improvements are primarily due to a proportionate increase in sales of higher margin products compared to the three and six months ended December 31, 1996.

Selling, general and administrative expenses for the three and six months ended December 31, 1997 were $7.2 million and $12.0 million as compared to $5.8 million and $7.2 million last year, respectively. For the three and six months ended December 31, 1997 expenses include increased spending of approximately $2.8 million and $3.7 million, respectively, to support development and advertising of the Company's newly sourced products which are offset by a decrease in expenses of approximately $1.4 million and $1.9 million, respectively, associated with the June 1997 change in postretirement benefits and savings in employee related costs. The Company expects the trend of increased spending to support development and advertising of newly sourced products to continue. Included in selling, general and administrative expenses for the six months ended December 31, 1996 is a pension plan curtailment gain of $3.4 million.

The Company recorded reorganization (income) costs for its bankruptcy proceedings of $(.3) million and $(.2) million for the three and six months ended December 31, 1997, respectively, compared to $3.1 million and $5.2 million for the same periods a year ago. This year's income includes the forgiveness of a portion of the professional fees that were withheld pending final bankruptcy court approval. Reorganization costs for the three and six months ended December 31, 1996 were primarily professional fees but, included $.7 million for the relocation of the Company's world headquarters from New Canaan, Connecticut to Cortland, New York. Additionally, reorganization costs for the six months ended December 31, 1996 include a purchase deposit forfeiture of $.5 million and interest income earned on domestic cash balances of $.6 million.

On November 24, 1997, the Company completed the sale of its manufacturing operations to MATCO (the "Sale"). The Sale generated net proceeds of $13.7 million and resulted in a gain of $3.7 million. Estimated additional proceeds of approximately $.5 million are expected to be received in the third and fourth quarters. In addition the Company entered into a long-term manufacturing agreement with MATCO pursuant to which MATCO will manufacture certain Smith Corona brand name products, including typewriters and related supplies and accessories.

For the three and six months ended December 31, 1997 the Company recorded an extraordinary gain of $.5 million for the favorable resolution of bankruptcy claims.

                            Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash balances, cash flows generated from operations and available borrowing capacity.

During the six months ended December 31, 1997, the Company's operating activities used $5.6 million of cash. Accounts receivable increased $1.5 million due to increased sales late in the current period while prepaid expenses and other current assets increased $1.3 million as a result of annual renewal premiums for insurance programs, prepayments to vendors for inventory and an escrow account established for the appeal of an unsettled bankruptcy claim. Trade payables increased primarily as a result of purchases of core product inventory from MATCO offset by a payment of $1.9 million for professional fees that were held back during the bankruptcy proceedings. The net decrease of inventories of $.6 million was due primarily to a decrease of $3.4 million in raw material and work-in-process inventories associated with the Sale partially offset by the receipt of new telephony products.

Capital expenditures for the six months ended December 31, 1997 were $1.3 million compared to $.3 million in the prior year. Capital expenditures are comprised primarily of new product tooling and progress payments for the new information systems hardware and SAP R/3 software. The Company had no material commitments for additional capital expenditures at December 31, 1997.

The Company believes that its cash and borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.


PART II - Other Information

Item 1.   Legal Proceedings.

Information required by this item is incorporated by reference from "Note 3
- Contingencies" in the Notes to the Consolidated Financial Statements appearing in this Form 10-Q Quarterly Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders of the Company held on November 17, 1997, the following individuals were elected directors of the Company:

                              Total Votes             Total Votes
          Directors               For                   Withheld
          Ronald F. Stengel     1,659,565                   1,616
          William J. Morgan     1,658,327                   2,854


At the same meeting, the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company for the fiscal year ending June 30, 1998 was ratified by a vote of 1,664,445 for, 2,439 against, and 11,276 abstaining.


Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

               27   Financial Data Schedule
         (b)  Reports on Form 8-K

                   One Current Report on Form 8-K was filed with the
              Commission during the second quarter of the Company's 1997 fiscal year.

               1.  The Form 8-K Current Report dated November 17, 1997
                  announced under Item 2 sale of the Company's manufacturing operations to The MATCO Electronics Group, Inc. ("MATCO"). In addition, Smith Corona Corporation entered into a long-term manufacturing agreement with MATCO pursuant to which MATCO will manufacture certain Smith Corona brand name products, including typewriters and related supplies and accessories.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SMITH CORONA CORPORATION




February 11, 1998
                                By: /s/ John A. Piontkowski
                                    John A. Piontkowski
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                By: /s/ Martin D. Wilson
                                    Martin D. Wilson
                                    Vice President/Controller
                                    (Principal Accounting Officer)

                          EXHIBIT INDEX

Exhibit No.         Description


EX-27          Financial Data Schedule