Form 10-Q
period 1998-03-31
SMITH CORONA CORP
filed 1998-05-14
CIK 851292

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549
                          FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1998

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

                                             Outstanding at
          Class                                May 4, 1998

Common Stock, par value $.001             2,914,589
per share
SMITH CORONA CORPORATION AND SUBSIDIARIES

INDEX

													                                                  Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

         		Consolidated Balance Sheets -
         		March 31, 1998 and June 30, 1997					                   1

         		Consolidated Statements of Operations - For the
         		three and nine months ended March 31, 1998
         		and 1997										                                      2

           Consolidated Statement of Changes in Stockholders'
           Equity - For the nine months ended
           March 31, 1998									                                 3

           Consolidated Statements of Cash Flows - For the
           nine months ended March 31, 1998 and 1997			            4

           Notes to Consolidated Financial Statements			           5-8


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition					                  9-11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings								                                11

Item 6.   Exhibits and Reports on Form 8-K					                    11


Signatures												                                             12

Exhibit Index


            SMITH CORONA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                     ($ in thousands)


                                   									March 31,		 June 30,
                                    									 1998   		   1997
ASSETS											                                       (audited)
  Current assets:
    Cash and cash equivalents				             $24,506		$21,985
    Accounts receivable (net of allowance
      for doubtful accounts of $756 and
      $931, respectively)				                  11,178 	 11,238
    Inventories						                           9,812		 12,627
    Prepaid expenses and other current
      assets							                             3,498		  2,108
    Total current assets					                  48,994 	 47,958

  Property, plant and equipment, net		          5,679		 12,092
  Other assets							                             357		    579

    TOTAL								                             $55,030		$60,629

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables						                      $ 6,128		$ 5,199
    Accrued liabilities					                    8,725		 11,614
    Income taxes payable					                   4,081		  4,100
    Total current liabilities				              18,934		 20,913

  Pension liability						                       4,814		  4,777
  Postretirement benefits				                   4,297		  5,904
  Other long-term liabilities				               2,645		  2,645
    Total liabilities					                     30,690 	 34,239
  Stockholders' equity:
    Common stock-3,071,056 shares
       and 2,754,238 shares issued
       and outstanding, respectively	        	      3		      3
    Additional paid-in capital			              55,503		 55,164
    Deferred compensation				                    (440)	   (232)
    Accumulated deficit					                  (30,726)	(28,545)
    Total stockholders' equity			              24,340		 26,390

    TOTAL								                             $55,030		$60,629

See accompanying notes to consolidated financial statements.

             SMITH CORONA CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
           ($ in thousands, except per share amounts)



                   	   					Three months ended		Nine months ended
						                         March 31,		         March 31,
						                       1998       1997		 1998       1997
Net sales					               $15,096	$16,905		$46,893	$60,354
Cost of goods sold			         10,600	 13,988		 34,360	 47,396
  Gross margin				             4,496	  2,917		 12,533	 12,958
Selling, general and
  administrative expenses	     7,722	  4,964		 19,758	 12,181
Reorganization (income) costs      -   1,208  	  (249)  6,416
Gain on sale of
  manufacturing operations	        -	      -		 (3,700)	     -
Other (income) expense		         (49)	     -     (149)    150
Operating income (loss)		     (3,177) (3,255	  (3,127) (5,789)
Interest (income) expense	      (340)	   (89)    (779)    (98)


Loss before income
  taxes and extraordinary
  gain					                   (2,837) (3,166)  (2,348)	(5,691)
Income taxes				                  70      20		    293	     46
Loss before
  extraordinary gain		        (2,907)	(3,186)  (2,641)	(5,737)
Extraordinary gain-net		           -	  8,122		    460	  8,122
Net income (loss)		         	$(2,907)$ 4,936  $(2,181)$ 2,385


Earnings (loss) per common
  share-basic and diluted:

Income (loss) before
  extraordinary gain		       $ (1.04)$ (1.42) $  (.97)$ (2.55)
Extraordinary gain-net		           -	   3.61		    .16	   3.61
Net income (loss)			         $ (1.04)$  2.19		$  (.81)$  1.06



See accompanying notes to consolidated financial statements.



SMITH CORONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended March 31, 1998
($ in thousands)

                                  Additional
                          Common  Paid-In    Deferred     Accumulated
                           Stock  Capital    Compensation Deficit     Total
Balance June 30, 1997      $  3   $55,164      $(232)    $(28,545)  $26,390

Net loss                      -         -          -       (2,181)   (2,181)

Deferred compensation         -       339       (339)           -         -

Amortization of deferred
  compensation                -         -        131            -       131
Balance March 31, 1998     $  3   $55,503      $(440)    $(30,726)  $24,340

See accompanying notes to consolidated financial statements.


            SMITH CORONA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ($ in thousands)

                                  										 Nine months ended
										                                       March 31,
                                  										  1998     1997
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)							                    $(2,181)	$ 2,385
  Adjustments to reconcile net income
    (loss)  to net cash provided by (used in)
    operating activities:
      Depreciation and amortization			          1,768	   2,708
      Gain on sale of manufacturing operations (3,700)       -
      (Gain) loss on disposition of
        property, plant and equipment	      		     10	    (439)
      Inventory provisions					                  (561)	  1,812
      Pension curtailment gain				                  - 	 (3,394)
      Extraordinary gain						                   (460)	 (8,122)
      Other noncash items 					                    16 	   (132)
      Changes in assets and liabilities:
          Accounts receivable					                (32)	  4,958
          Inventories						                      (592)	  2,517
          Prepaid expenses and
            other current assets				           (1,578)	  1,515
          Other assets						                      (19)	    (85)
          Trade payables						                  1,077 	  1,496
          Accrued liabilities and income taxes
           payable							                      (2,672)	    210
          Postretirement benefits and pension
		 liability						                             (1,570)	 (1,181)
 		Other long-term liabilities				                  -	     337
  Net cash provided by (used in)
    operating activities						                (10,494)   4,585
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property,
    plant and equipment						                     100 	    466
  Proceeds from the sale of
    manufacturing operations             					 14,719	       -
  Capital expenditures						                   (1,804)	   (247)
  Net cash provided by
    investing activities	                					 13,015 	    219
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made to settle liabilities
    subject to compromise					                      -	 (12,474)
  Net cash used in
    financing activities						                      - 	(12,474)
  Increase (decrease) in
    cash and cash equivalents					              2,521	  (7,670)
  Cash and cash equivalents:
    Beginning of period					                 	 21,985	  29,929
    End of period 							                     $24,506	 $22,259

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

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which was issued in March 1997 and was effective for periods ended after December 15, 1997. SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards for computing EPS. This statement replaces the presentation of primary EPS with presentation of basic EPS and requires a dual presentation of basic EPS and diluted EPS on the face of the Consolidated Statements of Operations (See Note 5).

NOTE 2 - PETITION FOR REORGANIZATION UNDER CHAPTER 11

On July 5, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company emerged from Chapter 11 on February 28, 1997. From July 5, 1995 to February 28, 1997, the Company operated as a debtor-in-possession (See Note 7).

NOTE 3 - CONTINGENCIES

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At March 31, 1998 and June 30, 1997, the Company had recorded liabilities of approximately $2,770 and $2,952, respectively, related primarily to remediation and monitoring of environmental sites. Because of the uncertainties associated with assessing environmental matters, the related ultimate liabilities are not presently determinable. However, based on facts presently known, management does not believe that these investigations, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site") and together, (the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. The remediation program at the Cortlandville Site consists of round-the-clock pumping and filtering. The soil venting with a soil infiltration injection system for the Groton Site remediation has been idled and the remediation program is now reduced to periodic soil and water sampling. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. The Company believes that it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville Sites.

The Company is also a defendant or plaintiff in various other legal actions that have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operation.


NOTE 4 - INVENTORIES

A summary of inventories, by major classification and net of reserves, is as follows:

                            							   March 31,		June 30,
                            							     1998   		  1997
Raw materials and work-in-process	   $   313   	$ 4,961
Finished goods					                    9,499		    7,666
	Total					                          $ 9,812		  $12,627


NOTE 5 - EARNINGS PER SHARE

The following tables reconcile the numerators and denominators of the basic and diluted earnings per share for income (loss) before extraordinary gain presented in the Consolidated Statements of Operations:


       		              					  Three months ended March 31, 1998
							                       Income (loss)	 Shares       	Per-Share
							                      (Numerator)	  (Denominator)	   Amount
Basic Earnings per Share
  Income (loss) before
    extraordinary gain				   $(2,907)		    2,801	         $(1.04)

Effect of dilutive securities
  Warrants						                  (a)		      (a)
  Stock Options					              (b)		      (b)
  Restricted Stock					            -		       (c)

Diluted Earnings per Share
  Income (loss) before
    extraordinary gain and
    effect of dilutive
    securities				           $(2,907)		    2,801	         $(1.04)



                       							   Nine months ended March 31, 1998
		                          Income (loss)	   Shares		       Per-Share
                   							  (Numerator)    (Denominator)	   Amount

Basic Earnings per Share
  Income (loss) before
     extraordinary gain				$(2,641)		      2,718	          $(.97)

Effect of dilutive securities
  Warrants						                (a)		        (a)
  Stock Options					            (b)	     	   (b)
  Restricted Stock					          -		         (c)

Diluted Earnings per Share
  Income (loss) before
    extraordinary gain and
    effect of dilutive
    securities			          $(2,641)		     2,718	           $(.97)


(a) Warrants to purchase 1,512 shares of common stock at $8.50 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the common shares.

(b) Options to purchase 156 shares of common stock at $6.13 per share were outstanding but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

(c) Assumed exercise would have anti-dilutive effect in computation.

For comparability purposes, basic and diluted earnings (loss) per common and common equivalent share for the three and nine months ended March 31, 1997 is based on the weighted average number of common shares outstanding from February 28, 1997, the date of emergence from bankruptcy proceedings, until March 31, 1997 and the effect of considering common stock equivalents.

NOTE 6 - SALE OF MANUFACTURING OPERATIONS

On November 24, 1997, the Company completed the sale of its manufacturing operations to The MATCO Electronics Group, Inc. ("MATCO") (the "Sale"). In addition, the Company entered into a long-term manufacturing agreement with MATCO pursuant to which MATCO will manufacture certain Smith Corona brand name products, including typewriters and related supplies and accessories. The Sale included the purchase by MATCO of (i) certain property, plant and equipment used in the manufacturing operations, (ii) all the outstanding common stock of Smith Corona de Mexico, S.A. de C.V., the Company's Mexican subsidiary, and (iii) raw material and work-in-process inventories. The net proceeds from the Sale, as of March 31, 1998, were $14,719. The Sale resulted in a gain of $3,700.

NOTE 7 - EXTRAORDINARY GAIN

During the nine months ended March 31, 1998, the Company favorably resolved bankruptcy claims which resulted in a pre-tax and after-tax extraordinary gain of approximately $460.

For the quarter and nine months ended March 31, 1997 the Company made a disbursement of $12,474 to the distribution agent for payment of allowed general unsecured claims and claims senior to such claims. Additionally, in accordance with the Plan of Reorganization, as of March 31, 1997, 2,456,634 common shares were issued to allowed general unsecured claim holders. Once disputed general unsecured claims are resolved and allowed, such claimants will share, on a pro rata basis, in the aforementioned cash pool as well as in 85 percent of the common stock. On February 28, 1997, the Company recorded a value of approximately $9,900 for 85 percent of the common stock. In connection with the Plan of Reorganization going effective, certain liabilities recorded as subject to compromise were retained by the Company and approximately $30,496 of such liabilities were settled which resulted in a pre-tax and after-tax extraordinary gain of approximately $8,122.

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

Results of Operations

Net sales of $15.1 million for the third quarter ended March 31, 1998 decreased 10.7 percent from last year's third quarter net sales of $16.9 million. For the nine month period ended March 31, 1998, net sales were $46.9 million, a 22.3 percent decrease from last year's comparable period of $60.4 million. For the three and nine months ended March 31, 1998, net sales included newly sourced product sales of $1.5 million and $2.0 million, respectively. Net sales decreases in both periods were primarily due to overall lower volumes as a result of a shrinking market and the Company's June 1997 decision to cease manufacturing of personal word processors. The lower volumes are partially offset by new product sales. During the third quarter the Company continued to receive inventory of newly sourced products and continued with its advertising and marketing programs related to newly sourced products. The Company's plans to significantly expand its product line continues to gain momentum. Efforts are focused on forging and expanding alliances with companies that provide technologically advanced products for the small office and home office environment but presently do not have a substantial United States market presence, and desire to build or increase their United States market penetration by selling their products under the well-known "Smith Corona" name. Management believes that the Company is well positioned to leverage the strength of its brand name with business products that combine functionality and contemporary design. The Company intends to rely on its existing distribution network to become a leading provider of technologically advanced products for the small office and home office including telephony and facsimile products. The Company views its new products with favorable anticipation considering that the small office and home office environment, globally, represents opportunities in growth markets. The Company intends to maintain its core business of distributing its product line of typewriters and related supplies and accessories to satisfy continuing albeit declining worldwide demand. The success of the Company depends, in part, on its ability to source, market and sell new products.

Gross margin, as a percentage of net sales, was 29.8 percent for the third quarter ended March 31, 1998, as compared to 17.3 percent for the third quarter ended March 31, 1997. For the nine months ended March 31, 1998, the gross margin as a percentage of net sales was 26.7 percent as compared to 21.5 percent last year. The margin improvements are primarily due to prior year's inventory writedowns and a change in sales mix of the Company's product line. Last year's three and nine month periods included sales of personal word processors that resulted in a negative impact on gross margins.

Selling, general and administrative expenses for the three and nine months ended March 31, 1998 were $7.7 million and $19.8 million as compared to $5.0 million and $12.2 million for the three and nine months ended March 31, 1997, respectively. For the three and nine months ended March 31, 1998 expenses include increased spending of approximately $3.2 million and $6.9 million, respectively, to support development and advertising of the Company's newly sourced products which are offset by a decrease in expenses of approximately $.2 million and $2.2 million, respectively, associated with the June 1997 change in postretirement benefits and savings in employee-related costs. The Company expects the trend of increased spending to support development and advertising of newly sourced products to continue. Included in selling, general and administrative expenses for the nine months ended March 31, 1997 is a pension plan curtailment gain of $3.4 million.

The Company recorded reorganization (income) costs for its bankruptcy proceedings of $(.2) million for the nine months ended March 31, 1998, compared to $1.2 million and $6.4 million for the three and nine months ended March 31, 1997. This year's income includes the forgiveness of a portion of the professional fees that were withheld pending final bankruptcy court approval. Reorganization costs for the three and nine months ended March 31, 1997 were primarily professional fees, but included $.7 million for the relocation of the Company's world headquarters from New Canaan, Connecticut to Cortland, New York. Additionally, reorganization costs for the nine months ended March 31, 1997 include a purchase deposit forfeiture of $.5 million and interest income earned on domestic cash balances of $.6 million.

On November 24, 1997, the Company completed the sale of its manufacturing operations to MATCO (the "Sale"). The Sale generated total net proceeds of $14.7 million and resulted in a gain of $3.7 million. In addition the Company entered into a long-term manufacturing agreement with MATCO pursuant to which MATCO will manufacture certain Smith Corona brand name products, including typewriters and related supplies and accessories.

For the nine months ended March 31, 1998 the Company recorded an extraordinary gain of $.5 million for the favorable resolution of bankruptcy claims. Included in the three and nine months ended March 31, 1997 is an extraordinary gain of $8.1 million as a result of the Company's emergence from Chapter 11 on February 28, 1997 for debt forgiveness.

Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash balances, cash flows generated from operations and available borrowing capacity.

During the nine months ended March 31, 1998, the Company's operating activities used $10.5 million of cash, primarily as a result of the net loss before consideration of the $3.7 million gain on the Sale. Prepaid expenses and other current assets increased $1.6 million as a result of an escrow account established for the appeal of an unsettled bankruptcy claim, prepaid advertising to support the release of new product and prepayments to vendors for inventory. Trade payables increased primarily as a result of purchases of inventory offset by a payment of $1.9 million for professional fees that were held back during the bankruptcy proceedings. The net change in inventory levels was due primarily to new product inventory receipts offset by a decrease of $4.4 million in raw material and work-in-process inventories associated with the Sale. Accrued liabilities and income taxes payable decreased $2.7 million due to payment of employee related items and customer marketing programs, while the postretirement benefits and pension liability also decreased $1.6 million primarily as a result of the June 1997 change in participants' contribution structure of the postretirement benefit program.

Capital expenditures for the nine months ended March 31, 1998 were $1.8 million compared to $.3 million in the prior year. Capital expenditures are comprised primarily of new product tooling and progress payments for the new information systems hardware and SAP R/3 software. The Company had no material commitments for additional capital expenditures at March 31, 1998.

The Company believes that its cash and borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future

PART II - Other Information

Item 1.	Legal Proceedings

Information required by this item is incorporated by reference from "Note 3
- Contingencies" in the Notes to the Consolidated Financial Statements appearing in this Form 10-Q Quarterly Report.


Item 6.	Exhibits and Reports on Form 8-K

  (a)  Exhibits

27	Financial Data Schedule

	  (b)  Reports on Form 8-K

None


				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









SMITH CORONA CORPORATION




May 14, 1998
                         					By: /s/ John A. Piontkowski
                                  				John A. Piontkowski
                                 					Executive Vice President and
                                 					Chief Financial Officer
                                					(Principal Financial Officer)

                         					By: /s/ Martin D. Wilson
                                 					Martin D. Wilson
                                  				Vice President/Controller
                                					(Principal Accounting Officer)


                            EXHIBIT INDEX

Exhibit No.		               Description


EX-27		Financial Data Schedule




2