Form 10-K
period 1998-06-30
SMITH CORONA CORP
filed 1998-09-28
CIK 851292

UNITED STATES
                 	SECURITIES AND EXCHANGE COMMISSION
                       	Washington, D.C. 20549

                            	FORM 10-K
(Mark One)
[X]		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
The aggregate market value of the voting stock and non-voting common equity of the registrant held by non-affiliates of the registrant as of September 1, 1998: $7,631,894 (Such amount has been computed as described in "Market for Registrant's Common
Equity and Related Stockholder Matters.")

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X  No

Number of shares of Common Stock outstanding as of September 1, 1998: 2,983,372.
	Documents Incorporated by Reference
Document	Part of Form 10-K
Portions of the Proxy Statement relating to registrant's	Part III
1998 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the close of the registrant's fiscal year




TABLE OF CONTENTS


PART I	                                        3
Item 1. Business	                              3
General	                                       3
Recent Events	                                 3
Restructuring and Bankruptcy Reorganization	   4
History of the Business	                       5
Products	                                      6
Marketing, Sales and Distribution	             7
Service	                                       8
Seasonality	                                   8
Manufacturing Operations	                      8
Competition	                                   9
Patents, Trademarks and Licenses	              9
Employees	                                     9
Research and Development	                      9

Item 2. Properties	                           10

Item 3. Legal Proceedings	                    10

Item 4. Submission of Matters to a Vote
        of Security Holders	                  11

Executive Officers of the Registrant	         11

PART II	                                      13
Item 5. Market for Registrant's Common
        Equity and Related Stockholder
        Matters	                              13

Item 6. Selected Financial Data	              14

Item 7. Management's Discussion and
        Analysis of Results of Operations
        and Financial Condition	              16

Item 8. Financial Statements and
        Supplementary Data	                   20

Item 9. Changes in and Disagreements with
        Accountants on Accounting
        and Financial Disclosure	             20

PART III	                                     20
Item 10. Directors and Executive Officers
         of the Registrant	                   20

Item 11. Executive Compensation	              20

Item 12. Security Ownership of Certain
         Beneficial Owners and Management	    20

Item 13. Certain Relationships and
         Related Transactions	                20

PART IV	                                      21
Item 14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K	  21

Index to Consolidated Financial Statements
and Financial Statement Schedule	             25



	PART I

Item 1. Business
	The Company

General

Smith Corona Corporation (the "Company") is dedicated to providing productivity and communication solutions to the small office and home office markets through new and emerging technology products, in addition to its traditional portable electronic typewriters and related accessories and supplies.

The Company was incorporated in 1985 in the State of Delaware. Prior to 1986, the businesses of the Company were operated by SCM Corporation ("SCM") which was acquired by Hanson PLC ("Hanson") in March 1986. At the time it was acquired, SCM consisted of a number of businesses, including the manufacture and sale of typewriters, personal word processors and supplies and accessories and businesses in the chemical, paper and food industries. On August 3, 1989, the Company completed a registered public offering of 14,750,000 shares of common stock, par value $.01 per share (the "Old Common Stock"). On July 5, 1995, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Upon the Company's emergence from bankruptcy proceedings on February 28, 1997, the Old Common Stock was canceled, registered holders of the Old Common Stock as of August 15, 1996 received warrants to purchase one share of common stock, par value $.001 per share (the "Common Stock"), for each 20 shares of Old Common Stock and certain of the Company's creditors received Common Stock. (See "Restructuring and Bankruptcy Reorganization" for further discussion of the bankruptcy proceedings.)

Recent Events

On July 17, 1998 Peter N. Parts, Chairman of the Board of
Directors assumed the post of President and Chief Executive
Officer. Peter Parts replaced W. Michael Driscoll, who retired as the Company's President and Chief Executive Officer.

On July 22, 1998 Ronald F. Stengel resigned as Director of the
Company. Mr. Stengel stepped down as Chairman of the Board of Directors in May 1998 due to constraints imposed by his current business commitments.

On August 3, 1998 J. Thomas Malatesta joined the Company as Vice President-New Market Development. Mr. Malatesta will explore synergistic opportunities in related markets and seek out new channels of distribution for new and existing products.


Effective October 1, 1998, Martin D. Wilson will serve as the Company's Senior Vice President, Chief Financial Officer and Assistant Secretary. Mr. Wilson, who previously served as Vice President/Controller will replace John A. Piontkowski, who resigned as the Company's Executive Vice President, Chief Financial Officer and Assistant Secretary.


Effective September 28, 1998, the Company's Board of Directors approved a restructuring program which includes: i.) the elimination of approximately 130 positions primarily located at the Company's Corporate Headquarters in Cortland, New York, ii.) the sale or lease of the building in Cortland, New York, iii.) relocation of the Corporate Headquarters to more efficient facilities. The Company expects the restructuring program to be completed by June 30, 1999. As a result of these actions, the Company will record a first quarter pre-tax charge, principally for severance payments, of approximately $1.2 million.

Restructuring and Bankruptcy Reorganization

On May 8, 1995 the Company announced a major restructuring plan whereby (i) the Company?s typewriter manufacturing would be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility and (ii) approximately 180 support positions within research and development, finance, service, distribution, selling and marketing areas in both its Cortland, New York and New Canaan, Connecticut locations would be eliminated (the "Restructuring").

The Company had experienced sales declines and operating losses, had extended payment of obligations owed to its trade vendors, and needed additional financing to meet operating requirements and fund the Restructuring. As a result, on July 5, 1995 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). From July 5, 1995 to February 28, 1997 the Company operated as a debtor-in-possession. On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (formerly known as Histacount Corporation) and Hulse Manufacturing Company, all wholly-owned nonoperating subsidiaries of the Company (collectively, the "Nonoperating Subsidiaries"), filed Chapter 11 petitions. On October 31, 1996, Smith Corona Overseas Holdings, Inc., SCM Inter-American Corporation and SCM (United Kingdom) Limited, all wholly-owned domestic subsidiaries (the "Wholly-Owned Domestic Subsidiaries"), also filed Chapter 11 petitions. (The petitions of the Company, the Nonoperating Subsidiaries and the Wholly-Owned Domestic Subsidiaries are referred to herein collectively as the ?Bankruptcy Proceedings?). The primary purpose of the October 31, 1996 filings, which had no effect on operations, was to better protect corporate assets during the reorganization period. The Bankruptcy Proceedings primarily related to all U.S. assets and operations and did not involve the Company's international subsidiaries.

On September 9, 1996, the Company filed its Third Amended Second Joint Plan of Reorganization (the "Plan of Reorganization") and Third Amended Second Disclosure Statement with the Bankruptcy Court, which Disclosure Statement was approved by the Bankruptcy Court for solicitation of creditor acceptance of the Plan of Reorganization. On January 27, 1997 the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Confirmation Order"). The Confirmation Order was subject to satisfaction of certain conditions precedent to the effective date. The Company satisfied the conditions and emerged from the Bankruptcy Proceedings on February 28, 1997 (the "Effective Date").

Under the Plan of Reorganization, all allowed general unsecured claims are being satisfied through the distribution to holders of such claims of (i) the unsecured class cash of approximately $11.3 million (less any amounts paid to holders of allowed convenience class claims discussed below), and (ii) 85 percent of the Common Stock (determined on a fully diluted basis, not including the effect of the exercise of any of the below described warrants). Each holder of an allowed general unsecured claim receives one share of the Common Stock for each ten dollars in allowed claim value. All allowed claims senior to allowed general unsecured claims will be satisfied by the payment in full in cash or notes (as provided by the Bankruptcy
Code) or the assumption of all such claims. The distributions to holders of allowed general unsecured claims and claims senior to such claims commenced in March 1997. In addition, allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) have received payment in cash in an amount equal to 60 percent of the amount of such claims. Registered holders as of August 15, 1996, of the Old Common Stock received warrants to purchase one share of Common Stock for each twenty shares of Old Common Stock.

For further discussion of the Company's Restructuring and bankruptcy reorganization, see ?Business - Manufacturing
Operations? and "Management's Discussion and Analysis of
Results of Operations and Financial Condition."

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

During the early 1980's, as the market shifted to electronic typewriters, Japanese manufacturers became a significant factor in the world marketplace. In order to compete effectively, the Company implemented a major restructuring from 1984 to 1986 of its typewriter operations which resulted in substantially reduced manufacturing costs, a streamlined product line, a 50 percent reduction in worldwide employment and the consolidation of certain of its United States operations.

In 1985, the Company developed and introduced one of the industry's first personal word processors, and, in 1989, the Company introduced the industry's first laptop personal word processor.

During the year ended June 30, 1995, the Company sold substantially all of the assets and liabilities of SCM Office Supplies, Inc. and Histacount Corporation (?Histacount?), respectively, two of its wholly-owned subsidiaries. The results of operations and gain (loss) on sale related to SCM Office Supplies, Inc., and Histacount are presented as discontinued operations (see Item 6, Selected Financial Data).
 Business operations of these two entities primarily consisted of the manufacture and distribution of office supplies and customized printed products, respectively.

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

On November 24, 1997, the Company sold its remaining manufacturing operations (the "Sale"). In addition, the Company entered into a long-term manufacturing agreement pursuant to which the purchaser will manufacture certain Smith Corona Brand name products, including typewriters and related supplies and accessories. The Sale included (i) certain property, plant and equipment used in the manufacturing operations, (ii) all the outstanding common stock of Smith Corona de Mexico, S.A. de C.V., the Company's Mexican subsidiary, and (iii) raw material and work-in-process inventories. The Sale generated net proceeds of $14.9 million and resulted in a gain of $3.9 million.

Products

Under the Plan of Reorganization, the Company's plans were to expand its product line, primarily by sourcing new products from outside manufacturers and that effort continues. Such sourcing includes entering into strategic alliances with third parties in the United States, Europe and the Far East to provide products or services. In that respect, the Company's efforts are focused on forging new and expanding existing alliances with companies that provide technologically advanced products for the small office and home office environment but presently do not have a substantial United States market penetration, and are intent on building or increasing market penetration by selling their products under the well-known "Smith Corona" name. The Company intends to rely on its existing distribution network to become a leading vendor of technologically advanced products for the small office and home office. Additionally, the Company is exploring synergistic opportunities in related markets that will provide new and expand existing channels of distribution. In the fall of 1997, newly sourced and manufactured products were available under the Smith Corona brand name. The product offerings include items in the telephony and plain paper inkjet facsimile product lines. These new telephony products included a family of corded, as well as cordless phones incorporating the latest in 900 MHz, analog, digital and spread spectrum technology. In fiscal 1999 the Company intends to continue to introduce new products for home office and small office applications. Some of the new products will be systems-oriented, and intended to increase personal productivity. Further, the Company determined it would maintain its core business of distributing its current product line of typewriters and related supplies and accessories to satisfy continuing worldwide demand for these products. Due to substantial sales volume reductions, in June 1997 the Company ceased the manufacture of personal word processors; servicing and customer support of personal word processors, however, is continuing.

As a result of the Company's sourcing strategy to use third-party manufacturers the Company's results of operations are subject to risks of doing business abroad such as economic and political uncertainty. Additionally, there can be no assurance that a significant disruption of a third-party manufacturer would not have a negative impact on the Company's business.
The success of the Company depends, in part, on its ability to source, market and sell new products.

The products or classes of similar products that accounted for 10 percent or more of net sales of the Company in any of the Company's last three fiscal years were (i) portable and compact electronic typewriters, which accounted for 49.4 percent, 45.1 percent and 38.1 percent of net sales in the fiscal years ended June 30, 1998, 1997 and 1996, respectively, (ii) personal word processors, which accounted for 11.5 percent and 21.8 percent of net sales in the fiscal years ended June 30, 1997 and 1996, respectively, and (iii) typewriters and personal word processor supplies and accessories, which accounted for 35.4 percent,
36.5 percent and 29.4 percent of net sales in fiscal years ended June 30, 1998, 1997 and 1996, respectively.

	Marketing, Sales and Distribution

In the United States, the Company advertises, markets and promotes its products through television and national print media, both consumer and trade. Advertisements focus on the key features and benefits of the various products. During the Bankruptcy Proceedings advertising expenditures consisted of limited trade and print advertising. In the fiscal year ended June 30, 1998 the Company significantly increased levels of advertising to support introduction and sell-through of new products. The Company also supports local advertising campaigns of its customers, if the campaigns comply with certain standards set by the Company.

The Company makes available for use, at retail store locations, various point-of-sale materials and other in-store visual supports. In addition, the Company provides training support for its customers' sales staffs conducted by the Company's marketing support representatives.

In the United States, the Company distributes its products through outlets in all major channels of distribution, including (i) national retail chain stores, such as Wal-Mart;
(ii) warehouse clubs, such as Sam's and BJ Wholesale; (iii) catalog merchandisers, such as Service Merchandise; (iv) national and regional office supply wholesalers such as United Stationers and S.P. Richards; (v) office superstores, such as Office Depot, Inc., OfficeMax and Staples; (vi) office equipment dealers; (vii) regional discount stores, such as FedCo; and (viii) United States military exchanges. The Company does not enter into long-term contracts with its customers and there can therefore be no assurance that the Company will continue to receive sales revenues from any particular source.

Internationally, the Company distributes its products in Canada, European Community countries, Latin America, South America, Caribbean markets and other international markets. The channels of distribution in the international markets are similar to those in the United States market and include national retail chains, catalog merchandisers, department stores, office equipment dealers, discount stores, stationers and direct mail accounts. The Company relies primarily on distributors for sales of its products in international markets. As a result, the Company's results of operations are subject to the risks of doing business abroad, including currency exchange rate fluctuations, nationalization, expropriation, limits on repatriation of funds and other risks associated with economic or political uncertainty in countries in which significant sales are made. See the footnotes to the Consolidated Financial Statements in this Form 10-K Annual Report for information regarding the Company's business operations within and outside the United States.

Payment terms granted to customers reflect general practices in the industry. Terms vary with product and competitive conditions, but generally require payment within 30 to 90 days.
 Historically, bad debts have been insignificant. Wal-Mart Stores, Inc., one of the Company's largest customers, was responsible for 29.7 percent of consolidated net sales in the year ended June 30, 1998. Wal-Mart Stores, Inc. was the only customer responsible for more than 10 percent of net sales.
All of the Company's sales are made to customers who are not affiliated with the Company.

Service

The Company's products are serviced in the United States by a Smith Corona factory service center located in Cortland, New York as well as at independent service stations domestically and internationally. The service center and stations employ trained technicians, maintain parts inventory and perform warranty and other repairs.

Seasonality

The Company believes that its business in the aggregate is not seasonal, although certain of its products sell more heavily in gift-giving seasons such as the winter holidays and school graduation periods.

Manufacturing Operations

On November 24, 1997 the Company completed the Sale of its manufacturing operations. In addition, the Company entered into a long-term manufacturing agreement pursuant to which the purchaser will manufacture certain Smith Corona brand name products, including typewriters and related supplies and accessories.

Prior to the Sale, the Company's sole manufacturing operation was located in Mexico. As a result of the Restructuring, the Company ceased production in Singapore and Batam Island in mid-November 1995, and completed the process of relocating certain equipment to Mexico where typewriter production commenced in December 1995.


Competition

The portable and compact electronic typewriter business is
highly competitive.   The Company faces competition from
Japanese and various other companies, including, among others, Brother International Corporation, which manufacture portable and compact electronic typewriters. Some of the competitors may have greater financial resources than the Company. As the portable and compact electronic typewriter market has continued to mature, competition has increased. To remain competitive, the Company has reduced the prices of its typewriters in line with market pricing. Telephony products compete against brands such as Lucent, Sony, Uniden and Panasonic. Facsimile products compete against brands such as Brother, Canon and Sharp. The telephony and facsimile markets are growing and are much larger than those of the mature and shrinking markets for typewriters, and supplies and accessories. In the fourth quarter of the Company's 1998 fiscal year competitors began reducing market prices for the low-end telephony and facsimile products. These sharp price declines have resulted in the Company having to reduce its low-end telephony and facsimile product pricing as well as take charges for new product inventory writedowns. (See "Management's Discussion and Analysis of Results of Operations and Financial Conditions" for further discussion on inventory writedowns.)

Patents, Trademarks and Licenses

The Company owns or licenses a number of patents and patent applications which are valuable to its typewriters and supplies and accessories business. The Company is the owner of a number of trademarks and U.S. and foreign registrations thereof, the most important of which is the trademark, "Smith Corona".

Employees

As of June 30, 1998, the Company employed approximately 225 people. Management considers its employee relations to be good.

Research and Development

The Company's expenditures for research and development activities were approximately $4.8 million,$1.9 million and $2.0 million for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Research and development expenses were concentrated primarily in the development of new products for the year ended June 30, 1998 and in improving product manufacturing and integration of products/technology to the Company's product lines for the years ended June 30, 1997 and 1996.


Item 2. Properties

The Company utilizes approximately 527,000 square feet of space, of which about 499,000 square feet are located in the United States and about 28,000 square feet are located primarily in Canada, the Netherlands and the United Kingdom. Of the total square footage, approximately 422,000 square feet are owned and the remaining 105,000 square feet are leased. Additionally, the Company subleases approximately 12,600 square feet of the 77,000 square feet of warehousing and office space in the San Diego facility. Information with respect to the principal facilities used by the Company is set forth below:

                                               Approximate
                                               Square      Owned/
Location               Primary Use             Footage     Leased
Cortland, NY......  Headquarters/
                    Warehousing/Service        422,000     Owned
San Diego, CA.....  Warehousing/Office          77,000     Leased
                                               499,000
All other locations Warehousing/
                    Sales/Service               28,000     Leased

                      Total.............       527,000


Item 3. Legal Proceedings

Description of Legal Proceedings

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At June 30, 1998 and June 30, 1997, the Company had recorded liabilities of approximately $1.9 million and $3.0 million, respectively, related to environmental matters. Because of the uncertainties associated with assessing environmental matters, the related ultimate liabilities are not presently determinable. However, based on facts presently known, management does not believe that these investigations, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site" and together, the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. The remediation program at the Cortlandville site currently consists of round-the-clock pumping and filtering. The soil venting with a soil infiltration injection system for the Groton Site is now reduced to periodic soil and water sampling. A decommissioning plan for the Groton Site has been approved and decommissioning activities have commenced. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. The Company believes that it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville Sites.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The officers of the Company are elected by and serve at the direction of the Board of Directors. The executive officers of the Company and their respective positions, ages at September
14, 1998 and backgrounds are as follows:

Name						Position	Age

Peter N. Parts .............    Chairman of the Board,
                        						  President and Chief Executive
                        						  Officer                  					   45
John A. Piontkowski ........    Executive Vice President,
                                Chief Financial Officer and
                                Assistant Secretary	             44
Michael J. Murray  .........    Executive Vice President,
                                Sales and Marketing	             63
Michael W. Chernago.........    Vice President/Operations	       52
Gary J. Lynch   ............    Vice President/Treasurer	        48
J. Thomas Malatesta.........    Vice President/New Market
                                Development 	                    55
Martin D. Wilson ...........    Vice President/Controller	       38
John W. Wolff   ............    Vice President/Product
                                Development	                     46


Mr. Parts, age 45, was elected Chairman of the Board of the Company on May 23, 1998 and President and Chief Executive Officer on July 17, 1998. He has served as President and Chief Executive Officer of Peter Parts Electronics, Inc., a North American sales group for electronic manufactures from Asia and Europe, since 1986. Mr. Parts has been a director of the Company since February 28, 1997.

Mr. Piontkowski, age 44, was named Executive Vice President and
Chief Financial Officer on May 7, 1997.  From June 21, 1995 to
May 15, 1996, he also held the office of Treasurer. He has served as an Assistant Secretary of the Company since July 1, Mr. Piontkowski served as Senior Vice President and
Chief Financial Officer from June 1995 to May 1997, as Vice
President/Finance and Controller from March 1995 to June 1995 and as Vice President/Controller of the Company from July 1993 to March 1995. Mr. Piontkowski served as Director of Accounting and Financial Reporting of the Company from December 1991 to July 1993.


Mr. Murray, age 63, has served as Executive Vice President of Sales and Marketing for the Company since March 1, 1998. Mr. Murray served as Vice President for Worldwide Sales, Marketing and Technical Service operations of Harris/RF Communications Company, a manufacturer of military radios from January 1993 to January 1995. Mr. Murray served as Regional Business General Manager and Vice President of the Office Imaging Division of Eastman Kodak Company until his retirement in January 1993.
Mr. Murray is currently a director of Photikon Corporation.
Mr. Murray has been a director of the Company since February
28, 1997.

Mr. Chernago was named Vice President/Operations on January 26, From July 1994 to January 1996, Mr. Chernago served as
Vice President Product Assurance and Vice President/Operations of the Company. Mr. Chernago served as Director, Manufacturing Engineering from September 1989 to July 1994. Mr. Chernago has held various other positions within the Company since 1973.

Mr. Lynch has served as Vice President/Treasurer of the Company since May 15, 1996. From April 1995 to May 1996, Mr. Lynch served as Director of Treasury Services. Mr. Lynch served as Director of Budgets and Financial Analysis from April 1987 to April 1995. Mr. Lynch has held various other positions within the Company since 1978.

Mr. Malatesta was named Vice President/New Market Development on August 3, 1998. Prior to August 1998 Mr. Malatesta was President of Global Marketing Services Incorporated, a strategic marketing consulting firm serving multinational company's. In August 1994, Mr. Malatesta filed for personal bankruptcy under Chapter 11 of the United States Bankruptcy Code. The filing was converted to Chapter 7 and upon appeal was dismissed.

Mr. Wilson was named Vice President/Controller of the Company on May 15, 1996. Prior to that time, he served as Controller from July 1995 to May 1996, Assistant Controller from April 1995 to July 1995, and as Director/Accounting and Financial Reporting from January 1994 to April 1995. Prior to joining the Company, he served as Financial Reporting Manager for Fisher-Price Inc., an international manufacturer, marketer and distributor of infant and preschool toys and juvenile products, from November 1991 through December 1993.

Mr. Wolff has served as Vice President/Product Development since January 20, 1997. He served as Director of Materials from February 1996 to January 1997, Director of Procurement and Distribution from December 1995 to February 1996, Director of Division Procurement and Cortland Materials from November 1994 to December 1995, Director of Engineering from August 1993 to November 1994 and Director of Engineering - Singapore from January 1989 to August 1993. Mr. Wolff has held various other positions within the Company since 1981.



PART II

Item 5. Market for Registrant's Common Equity and Related
   Stockholder Matters

The Common Stock (NASDAQ symbol: SCCO) commenced trading on the Nasdaq SmallCap Market on May 29, 1997. From February 28, 1997 to May 29, 1997, the Common Stock was traded on the over-the-counter market. Since the suspension of the trading on the New York Stock Exchange on May 30, 1996 until the Old Common Stock was canceled on February 28, 1997, there was no established public trading market for the Old Common Stock although the Old Common Stock continued to trade on the over-the-counter market.


The following table sets forth the range of high and low bid prices of the Common Stock since February 28, 1997, the date of the first trade of the Common Stock.

                                    									Year Ended
                                   									June 30, 1998
                                   									High		    Low
First quarter  . . . . . . . . . .	. .	    $4.88	    $3.13

Second quarter . . . . . . . . . . . .		    8.13		    4.31

Third quarter  . . . . . . . . . . . .		    7.00		    4.38

Fourth quarter . . . . . . . . . . . .		    6.88		    5.00


                                             Year Ended
                                            June 30, 1997
                                            High		    Low

Third quarter (from February 28, 1997
 to March 31, 1997)(1) . . . . . . . . .   $6.00     $2.50
Fourth quarter (from April 1, 1997
 to May 29, 1997)(1) . . . . . . . . .      4.13    		2.38
Fourth quarter (from May 29, 1997
 to June 30, 1997) . . . . . . . . . . .    5.06    		3.88

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

As of September 1, 1998, there were approximately 349 holders of record of Common Stock.

The Company's Transfer Agent and Registrar is Marine Midland
Bank, Corporate Trust Services, 140 Broadway, New York, NY
10005-1180.


The Company is prohibited from paying dividends by the terms of its Loan and Security Agreement (as hereinafter defined), except for non-cash dividends pursuant to the Rights Agreement. The Company did not pay any cash dividends in the fiscal years ended June 30, 1998 and 1997.

On February 28, 1997, pursuant to the Plan of Reorganization, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to stockholders of record at the close of business on such date and payable with respect to Common Stock issued thereafter.

The calculation of the number of shares of Common Stock held by non-affiliates shown on the cover page of this Form 10-K Annual Report was made on the assumption that there were not affiliates other than the executive officers and directors of the Company, the Pension Benefit Guaranty Corporation (the "PBGC") and Peter Parts Electronics, Inc.

The Plan of Reorganization canceled all of the Old Common Stock and provided registered shareholders of the Old Common Stock as of August 15, 1996 with warrants to purchase one share of Common Stock for each twenty shares of Old Common Stock. The exercise price of the warrants is $8.50 per share. The warrants may be exercised at any time to February 28, 1999.

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

SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands,			For the year ended June 30,
 except per share amounts)    1998    1997       1996    1995(1)   1994(1)

Net sales                  $58,924	 $77,313	  $112,548	 $196,309	 $261,306
Gross margin                13,542	  17,910	     9,193	   15,350	   56,979
Operating income (loss)(2) $(8,497)	$  (858)	 $ (8,576)	$(46,766)	$  8,422
Income (loss) from
 continuing operations     $(7,778)	$  (795)	 $(11,122)	$(62,245)	$  5,094
Discontinued operations
 (net of income taxes):
  Income from discontinued
   operations                   	-	       -	         -	      671	    2,233
  Gain(loss) on disposal
    of discontinued
    operations            	      -	       -	         -	    9,127	   (2,200)
Income (loss) before
 extraordinary gain         (7,778)	   (795)	  (11,122)	 (52,447)	   5,127
Extraordinary gain(3)        1,174	   8,122	         -	        -	        -
Net income (loss)          $(6,604)	$ 7,327	  $(11,122)	$(52,447)	$  5,127
Earnings (loss) per common
  Share:
Income (loss) from
   continuing operations  	$ (2.78)	$  (.32)	 $  (4.50)	$ (25.19)	$   2.06
  Discontinued operations:
   Income from discontinued
    operations           	       -	       -	         -	      .27	      .90
   Gain(loss) on disposal
    of discontinued
    operations     	             -	       -	         -	     3.69	    (.89)
Income (loss) before
 extraordinary gain	         (2.78)	   (.32)	    (4.50)	  (21.23)	   2.07
Extraordinary gain	            .42     3.28  	       -	        -	       -
Net income (loss)
 per common share
  (basic & diluted)	       $ (2.36)	$  2.96	  $  (4.50)	$ (21.23)	$  2.07

Weighted average common
  shares (000's omitted)(4)	 2,793	   2,471	     2,471	    2,471	   2,471

Working capital	           $25,907	 $27,045	  $ 54,117	 $ 27,116	$ 89,469
Total assets	               50,087	  60,629	    83,872	  136,066	 193,688
Bank loans	                      -	       -	         -	   17,400	  20,002
Stockholders equity	        20,040	  26,390	     9,128	   20,250	  75,722
Cash dividends declared
  per common share(5)	     $     -	 $     -	  $      -	 $    .10	$    .20

(1) Amounts have been reclassified, where applicable, to reflect the discontinued operations of SCM Office Supplies, Inc. and Histacount.

(2) Includes approximately a $3,902 gain from the sale of manufacturing operations in 1998, a $3,400 pension curtailment gain and a $6,500 postretirement curtailment gain in 1997; $19,500 restructuring income in 1996 and $14,900 provision in 1995.


(3) Includes a $1,174 and $8,122 pre-tax and after-tax extraordinary gain for debt forgiveness associated with emergence from the Bankruptcy Proceedings.

(4) For all periods prior to June 30, 1997 the weighted average common and common equivalent shares outstanding are based on the weighted average number of common shares outstanding from the Effective Date until June 30, 1997.

(5) Based on 30,250,000 shares of Old Common Stock, outstanding as of June 30, 1995 and 1994.

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

	Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

Results of Operations

Net sales of $58.9 million for the year ended June 30, 1998 decreased 23.8 percent from net sales for the year ended June 30, 1997 of $77.3 million, primarily due to lower volumes.
Unit sales of typewriters, personal word processors and related accessories and supplies are lower than a year ago, both domestically and internationally, as a result of a shrinking market and a continuing difficult and competitive environment. The lower volumes are partially offset by newly sourced product net sales of $3.8 million. In June 1997, due to substantial volume reductions, the Company ceased the manufacture of personal word processors; servicing and customer support, however is continuing.

The Company's plan to expand its product line continues. Efforts are focused on forging new and expanding existing alliances with companies that provide technologically advanced products for the small office and home office environment but presently do not have a substantial United states market penetration and are intent on building or increasing market penetration by selling their products under the well-known "Smith Corona" name. Management believes that the Company is well positioned to leverage the strength of its brand name with business products that combine functionality and contemporary design. The Company intends to rely on its existing distribution network to become a leading provider of technologically advanced products for the small office and home office. Additionally, the Company is exploring synergistic opportunities in related markets that will provide new and expand existing channels of distribution. The Company believes that the small office and home office market, globally, represents growth opportunities. The Company intends to maintain its core business of distributing its product line of typewriters and related supplies and accessories to satisfy continuing albeit declining worldwide demand. The success of the Company depends, in part, on its ability to source, market and sell new products.

In the fourth quarter of the Company's 1998 fiscal year competitors began reducing market prices for the low-end telephony and facsimile products. These sharp price declines have resulted in the Company having to reduce its low-end telephony and facsimile product pricing as well as take charges for new product inventory writedowns.

Gross margin, as a percentage of net sales was 23.0 percent for the year ended June 30, 1998 compared with 23.2 percent for the same period last year. Included in cost of goods sold for the year ended June 30, 1998 are $.8 million related to favorable results of remediation activities of the Company's environmental sites. Additionally, cost of goods sold for the year ended June 30, 1998 includes inventory writedowns of approximately $1.9 million primarily associated with certain new product inventories. The gross margin has been favorably impacted as a result of a reduction in sales of personal word processors for which sales in the prior year had a negative impact on margins. Included in cost of goods sold for the year ended June 30, 1997 are writedowns of inventories of $1.9 million.

Selling, general and administrative expenses for the year ended June 30, 1998 were $26.4 million or 44.8 percent of net sales as compared to $12.7 million or 16.5 percent in the comparable prior period. For the twelve months ended June 30, 1998, selling, general and administrative expenses include increased spending of $7.7 million to support development, introduction and sell-through of newly sourced products offset by $4.0 million overall reductions in employee-related costs. The Company expects to reduce spending to support development and advertising of new products for the twelve months ended June 30, 1999. Selling, general and administrative expenses for the twelve months ended June 30, 1997 includes a pension plan curtailment gain of $3.4 million and a postretirement curtailment gain of $6.5 million.

Effective September 28, 1998, the Company's Board of Directors approved a restructuring program which includes: i.) the elimination of approximately 130 positions primarily located at the Company's Corporate Headquarters in Cortland, New York, ii.) the sale or lease of the building in Cortland, New York, iii.) relocation of the Corporate Headquarters to more efficient facilities. The Company expects the restructuring program to be completed by June 30, 1999. As a result of these actions, the Company will record a first quarter pre-tax charge, principally for severance payments, of approximately $1.2 million.

On November 24, 1997, the Company completed the sale of its manufacturing operations (the "Sale"). The Sale generated total net proceeds of $14.9 million and resulted in a gain of $3.9 million. In addition the Company entered into a long-term manufacturing agreement pursuant to which the purchaser will manufacture certain Smith Corona brand name products, including typewriters and related supplies and accessories.

For the twelve months ended June 30, 1998 the Company recorded an extraordinary gain of $1.2 million for the favorable resolution of bankruptcy claims. Included in the twelve months ended June 30, 1997 is an extraordinary gain of $8.1 million (pre-tax and after-tax)as a result of the Company's emergence from Chapter 11 on February 28, 1997 for debt forgiveness.


Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash and available borrowing capacity.

On February 28, 1997, the Company entered into a loan and security agreement ("Loan and Security Agreement") with its lender. The Loan and Security Agreement provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible accounts receivable and inventories in the amount not to exceed $25.0 million through the February 28, 2000 expiration date. Interest is .75 percent over the Prime Rate or 3 percent over the Adjusted Eurodollar rate. Payment of dividends is prohibited by the terms of the Loan and Securities Agreement, except for non-cash dividends pursuant to the Rights Agreement. Pursuant to the provisions of the Loan and Securities Agreement the Company must maintain an adjusted net worth of $11.1 million. Management believes that it has adequate flexibility and that such a covenant should not impose an undue restriction on the operations of the Company. The Loan and Security Agreement is secured by all of the Company's assets. There are no borrowings under the Loan and Securities Agreement as of June 30, 1998.

During the twelve months ended June 30, 1998 the Company's operating activities used $18.5 million of cash, primarily as a result of the net loss before consideration of the $3.9 million gain on the Sale and increase of inventory levels. The increase in inventory was due primarily to new product inventory receipts partially offset by a decrease of $4.7 million in raw material and work-in-process inventories associated with the Sale. Capital expenditures for the twelve months ended June 30, 1998 were $3.2 million compared to $1.0 million in the prior year. Capital expenditures are comprised primarily of new product tooling of $1.3 million and new information systems hardware and SAP R/3 software of $1.7 million. The Company had no material commitments for additional capital expenditures at June 30, 1998.

The Company believes that its cash and borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.

The Company's products and major operating systems are year 2000 compliant. The Company is in the process of gathering information concerning the year 2000 compliance status of its suppliers. In the event that any of the Company's significant suppliers do not successfully and timely achieve year 2000 compliance, the Company's business could be adversely affected. Any significant disruption of the Company's ability to communicate electronically with its business partners could negatively impact the Company's business.

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

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

Results of Operations

Net sales of $77.3 million for the year ended June 30, 1997 decreased 31.3 percent from net sales for the year ended June 30, 1996 of $112.5 million, primarily due to lower volumes. Unit sales of typewriters, personal word processors and related accessories and supplies were lower than a year ago, both domestically and internationally, as a result of a shrinking market and a continuing difficult and competitive environment.
 Due to substantial volume reductions, in June 1997 the Company ceased the manufacture of personal word processors; servicing and customer support of personal word processors, however, is continuing.

Gross margin, as a percentage of net sales, was 23.2 percent for the year ended June 30, 1997 as compared to 8.2 percent for the comparable period last year. The margin improvement was primarily the result of manufacturing efficiencies gained from the Restructuring and proportionate increases of sales of higher margin products. Included in cost of goods sold were writedowns of inventories of $1.9 million and $4.3 million, for the years ended June 30, 1997 and June 30, 1996, respectively.

Selling, general and administrative expenses for the year ended June 30, 1997 were 16.5 percent of net sales as compared to
24.7 percent in the comparable period last year. The decreases reflected the overall savings in employee-related costs as a result of the Restructuring and reorganization efforts as well as the impact of a pension plan curtailment gain of $3.4 million and a postretirement curtailment gain of $6.5 million. During the Bankruptcy Proceedings professional fees were charged to reorganization costs in the consolidated statements of operations.

The Company recorded reorganization costs for its Bankruptcy
Proceedings aggregating $5.9 million for the year ended June
30, 1997 compared to $10.3 million for the same period a year ago. The charges for the year ended June 30, 1997 included professional fees, a provision for closing its world headquarters in New Canaan, Connecticut and relocating such to its facility in Cortland, New York and costs associated with the distribution of the Plan of Reorganization, offset by income from a purchase deposit forfeiture of $.5 million, interest income earned on domestic cash balances of $.6 million and a settlement the Company reached with its banks relating to the Company's debtor-in-possession financing of $.5 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from Part I of this Form 10-K Annual Report and the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 28, 1998.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 28,
1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 28,
1998.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 28,
1998.


	PART IV

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
Preferred Stock, Series A (incorporated by reference to
Exhibit 3.2 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).
3.2 By-Laws of Smith Corona Corporation (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).
4.1 Rights Agreement between Smith Corona Corporation and Marine Midland Bank, as Rights Agent, dated as of February 28, 1997 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 10281)).
4.2 Warrant Agreement between Smith Corona Corporation and Marine Midland Bank, as Warrant Agent, dated as of February 28,1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K Current Report dated February 28, 1997 (File No. 1-10281)).
10.1 Smith Corona Corporation Retirement Savings and Investment Plan adopted effective July 1, 1989, as amended and restated effective January 1, 1997. (incorporated by reference to exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
10.2 The CORPORATE plan for Retirement, The Profit Sharing/401(K) Plan, Fidelity Basic Plan Document No. 07 effective July 1, 1997 (incorporated by reference to exhibit
10.2 for the fiscal year ended June 30, 1997).
10.3 Adoption Agreement - Article 1 between Smith Corona Corporation and Fidelity Management Trust Company, as Trustee effective July 1, 1997 (incorporated by reference to exhibit
10.3 for the fiscal year ended June 30, 1997).
10.4 Export Enterprise Certificate No. 156 granted to Smith-Corona Private Limited by the Ministry of Trade and Industry, Republic of Singapore, dated May 12, 1981 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
10.5 Pioneer Certificate No. 942 granted to Smith Corona
PTE Ltd. by the Ministry of Trade and Industry, Republic of Singapore, dated March 23, 1987 (incorporated by reference to
Exhibit 10.16 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
10.6 Stockholders' Agreement between Smith Corona
Corporation and HM Holdings, Inc. dated as of June 2, 1989 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
10.7 Amended and Restated Cross-Indemnification Agreement between Smith Corona Corporation and HM Holdings, Inc. dated as of July 14, 1989 (incorporated by reference to Exhibit
10.18 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
10.8 Amended and Restated Tax Sharing and Indemnification Agreement between Smith Corona Corporation and HM Holdings, Inc. dated as of June 2, 1989 (incorporated by reference to
Exhibit 10.19 to the Company's Registration Statement on file with the Commission (Registration No. 33-29101)).
10.9 Smith Corona Corporation Salaried Employees Retirement Plan, as amended and restated as of January 1, 1994 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1995, which is on file with the Commission).
10.10 Lease Agreement between Turnberry Associates and Smith Corona Corporation dated May 5, 1993 (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1993, which is on file with the Commission).
10.11 Stock Purchase Agreement among Smith Corona
Corporation and W. Michael Driscoll, as Sellers and the MATCO Electronics Group, Inc. and U.S. Assemblies San Diego, Inc., as Buyers dated of November 24, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K Current Report dated November 17, 1997 which is on the file with the Commission).
10.12 Asset Purchase Agreement among Smith Corona
Corporation, as Seller, U.S. Assemblies San Diego, Inc, as Buyer, and the MATCO Electronics Group, Inc., as Guarantor dated as of November 14, 1997 (incorporated by reference to
Exhibit 10.2 to the Company's Form 8-K Current Report dated November 17, 1997 which is on file with the Commission).
10.13 Contract manufacturing Agreement, The MATCO
Electronics Group, Inc., and Smith Corona Corporation dated November 24, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K Current Report dated November 17, 1997 which is on file with the Commission).
10.14 Loan and Security Agreement by and between Congress Financial Corporation, as Lender, and Smith Corona Corporation, as Borrower, dated February 28, 1997 (incorporated by reference to Exhibit 10 to the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997, which is on file with the Commission).
10.15 First Amendment to Loan and Security Agreement dated July 2, 1997 (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1997, which is on file with the Commission).
10.16 Employment Agreement between Smith Corona Corporation and W. Michael Driscoll dated as of October 14, 1996 amended as of June 2, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1997, which is on file with the Commission).
10.17 Employment Agreement between Smith Corona Corporation and John A. Piontkowski dated as of May 5, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1997, which is on file with the Commission).
*10.18	Smith Corona Corporation Stock Incentive Plan
*21	Schedule of Subsidiaries of the Registrant
*27	Financial Data Schedule

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

SMITH CORONA CORPORATION

September 28, 1998				By  /s/ Peter N. Parts
                          Peter N. Parts
                          Chairman of the Board,
                          Chief Executive Officer
                          and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature					Title	Date

/s/ Peter N. Parts
 .......................    Chairman of the Board,
   (Peter N. Parts)        Chief Executive Officer
                           and President 	September 28, 1998

/s/ John A. Piontkowski
 ........................   Executive Vice President and	September 28, 1998
   (John A. Piontkowski)	  Chief Financial Officer
                           (Principal Financial Officer)

/s/ Jerome A. Colletti
 ........................   Director                      September 28, 1998
   (Jerome A. Colletti)

/s/ William J. Morgan
 ........................   Director	September 28, 1998
   (William J. Morgan)

/s/ Michael J. Murray
 ........................   Executive Vice President	September 28, 1998
   (Michael J. Murray)	    Sales and Marketing
                           and Director

/s/ Dr. Richard N. Rosett
 ........................   Director	September 28, 1998
   (Dr. Richard N. Rosett)


/s/ Martin D. Wilson
 ........................   Vice President/Controller	September 28, 1998
   (Martin D. Wilson)	     (Principal Accounting
                            Officer)





Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                	Page

Independent Auditors' Report	                                    26

Consolidated Balance Sheets as of June 30, 1998 and 1997	        27

Consolidated Statements of Operations for the Years Ended June
30, 1998, 1997 and 1996	                                         28

Consolidated Statements of Changes in Stockholders' Equity for
the Years Ended June 30, 1998, 1997 and 1996	                    29

Consolidated Statements of Cash Flows for the Years Ended June
30, 1998,  1997 and 1996	                                        30

Notes to Consolidated Financial Statements	                      32

Consolidated Supplemental Financial Statement Schedule for the
Years Ended June 30, 1998, 1997 and 1996

Schedule II - Valuation and Qualifying Accounts	                 55

INDEPENDENT AUDITORS? REPORT
Smith Corona Corporation:

We have audited the accompanying consolidated balance sheets of Smith Corona Corporation and subsidiaries (the ?Company?) as of June 30, 1998 and 1997, and the related consolidated statements of operations, statements of changes in stockholders? equity and statements of cash flows for each of the three years in the period ended June 30, 1998. Our audits also include the financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule. These financial statements and financial statement schedule are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Corona Corporation and subsidiaries at June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Stamford, Connecticut
August 21, 1998
(September 28, 1998 as to note 16)

	Smith Corona Corporation and Subsidiaries
	Consolidated Balance Sheets

                                               June 30,
(Dollars in thousands)	                       1998 	1997

Assets
Current assets:
Cash and cash equivalents	                 $ 15,293	$ 21,985
Accounts receivable (net of allowance
 for doubtful accounts of $638 and
 $931 for 1998 and 1997, respectively) 	      9,492 	 11,238
Inventories	                                 15,399  	12,627
Prepaid expenses and other current
 assets 	                                     3,090 	  2,108
Total current assets	                        43,274 	 47,958
Property, plant and equipment-net	            6,511  	12,092
Other assets	                                   302 	    579
Total		                                    $ 50,087 $ 60,629

Liabilities and stockholders' equity
Current liabilities:
Trade payables	                            $  6,025 $  5,199
Accrued liabilities	                          8,204 	 11,614
Income taxes payable	                         3,138 	  4,100
Total current liabilities	                   17,367 	 20,913
Postretirement benefits	                      3,846 	  5,904
Pension liability	                            4,827 	  4,777
Other long-term liabilities	                  4,007 	  2,645
Total liabilities	                           30,047   34,239
Stockholders' equity:
Common stock- 3,141,665 shares and
 2,754,238 shares issued
 and outstanding, respectively	                   3 	      3
Additional paid-in capital	                  55,512 	 55,164
Deferred compensation	                         (326)	   (232)
Accumulated deficit 	                       (35,149)	(28,545)
Total stockholders' equity	                  20,040 	 26,390
Total		                                    $ 50,087 $ 60,629

See accompanying notes to consolidated financial statements.

	Smith Corona Corporation and Subsidiaries
	Consolidated Statements of Operations



(Dollars in thousands,                       	For the year ended June 30,
  except per share amounts)	                   1998 	   1997 	   1996

Net sales	                                    $58,924	$ 77,313	$112,548
Cost of goods sold	                            45,382	  59,403	 103,355
Gross margin	                                  13,542	  17,910	   9,193
Selling, general and administrative
 Expenses	                                     26,371	  12,754	  27,773
Gain on sale of manufacturing operations	      (3,902)	      -	       -
Reorganization (income) costs	                   (280)	  5,864	  10,255
Restructuring expense (income)	                     - 	      -  (19,461)
Other (income)expense                        	   (150)	    150	    (798)
Operating loss                           	     (8,497)	   (858) 	(8,576)
Interest (income) expense 	                    (1,063)	   (326)	    515
Loss from continuing
 operations before income taxes
 and extraordinary gain	                       (7,434)	   (532)	 (9,091)
Income taxes                                      344	     263	   2,031
Loss before extraordinary gain 	               (7,778)	   (795)	(11,122)
Extraordinary gain                        	     1,174	   8,122	       -
Net income (loss)	                            $(6,604)	$ 7,327	$(11,122)
Earnings (loss) per common share
  (basic and diluted):
   Loss before extraordinary gain	            $ (2.78)	$(  .32)	$ (4.50)
   Extraordinary gain                     	       .42 	   3.28	       -
   Net income (loss)  	                       $ (2.36)	$  2.96	 $ (4.50)



See accompanying notes to consolidated financial statements.

	Smith Corona Corporation and Subsidiaries
	Consolidated Statements of Changes in Stockholders' Equity For the years ended June 30, 1998, 1997 and 1996



                                  Additional Deferred     (Accumu-
                          Common  Paid-In    Compens-     lated
                           Stock  Capital    ation        Deficit)     Total


Balance June 30, 1995	      $303	 $44,697	         -	     $(24,750)	$20,250

Net loss	                      -	       -	         -	      (11,122)	(11,122)

Balance June 30, 1996	       303	  44,697	         -      	(35,872)	  9,128

Net income	                    -	       -	         -        	7,327	   7,327

Deferred compensation	         -	     267	     $(267)	           -	       -

Amortization of deferred
  compensation	                -	       -	        35	            -	      35

Cancellation of old
  common stock	             (303)	    303	         -	            -	       -

Issuance of common
  stock to creditors	          3	   9,897	         -	            -	   9,900

Balance June 30, 1997	         3	  55,164	      (232)	     (28,545)	 26,390

Net loss	                      -	       -	         -	       (6,604)	 (6,604)

Deferred compensation	         -	     345	      (345)	           -	       -

Amortization of deferred
  compensation	                -	       -	       251     	       -	     251

Exercise of warrants	          -	       3	         -	            -	       3

Balance June 30, 1998	    $    3	 $55,512	    $ (326)	    $(35,149)	$20,040

See accompanying notes to consolidated financial statements.

	Smith Corona Corporation and Subsidiaries
	Consolidated Statements of Cash Flows


	                                         	For the year ended June 30,
(Dollars in thousands)	                    1998	       1997	     1996

Cash flows from operating activities:

Net (loss) income                          $(6,604)	$7,327	$(11,122)
Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 continuing operating activities:
  Depreciation and amortization	             2,289	  3,534	   5,665
  Loss (gain) on disposition of property,
   plant and equipment	                        192	   (450)	(16,786)
  Gain on sale of manufacturing operations	 (3,902)	     -	       -
  Deferred income taxes	                         -	      -	   3,406
  Inventory provisions                      	1,056  	2,364	   5,199
  Pension curtailment gain	                      -	 (3,394)	 (1,524)
  Extraordinary gain                       	(1,174)	(8,122)	      -
  Postretirement curtailment gain	               -	 (6,534)	      -
  Other noncash items	                           -	   (132)	    832
Changes in assets and liabilities:
  Accounts receivable                       	1,654	  5,947	  20,469
  Inventories                              	(7,980) 	1,882	  32,263
  Prepaid expenses and other
    current assets	                         (1,170)	 2,646	  (1,177)
  Other assets	                                 36	   (102)	    777
  Trade payables	                              974	  1,696	  (5,821)
  Accrued liabilities and income
    taxes payable                          	(3,220)	  (158)	(16,310)
  Postretirement benefits and
    pension liability                      	(2,008)	(1,270)	    (98)
  Other long-term liabilities           	    1,362	   (217) 	    81
Net cash (used in) provided by
 operating activities                    	 (18,495)	  5,017	 15,854
Cash flows from investing activities:
Proceeds from sale of
 manufacturing operations	                  14,903       	-	      -
Proceeds from the sale of property,
 plant and equipment	                          100	     512	 24,803
Capital expenditures	                       (3,200)	   (999)	  (331)
Net cash provided by (used in)
 investing activities	                      11,803	    (487)	24,472



Smith Corona Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Continued

                                             	For the year ended June 30,
(Dollars in thousands)	                       1998       	1997	     1996

Cash flows from financing activities:
Bank loans (repayments), net	                    -	          -  	(17,400)
Payments made to settle
 liabilities subject to
 compromise	                                     -	    (12,474)	       -
Net cash used in financing activities 	          -	    (12,474)	 (17,400)
Increase (decrease) in cash and
 cash equivalents                          	(6,692)	    (7,944)	  22,926
Cash and cash equivalents:
 Beginning of year	                         21,985     	29,929    	7,003
 End of year	                              $15,293	    $21,985	  $29,929
Cash paid during the year for:
Interest                                  	$     -	    $     -	  $   662
Income taxes                           	   $   185	    $   610	  $   644

See accompanying notes to consolidated financial statements.


Smith Corona Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

1. Significant Accounting Policies

Basis of Consolidation and Presentation: The consolidated financial statements include the accounts of Smith Corona
Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements for the year ended June 30, 1996 are presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements for the year ended June 30, 1996 did not reflect adjustments or provide for the potential consequences of the bankruptcy proceedings.

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

Statement of Cash Flows: All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Included in the fiscal year ended June 30, 1996 ("Fiscal 1996") gain (loss) on disposition of property, plant and equipment is the gain from the sale of a building in Singapore of $17,755. This item is included in the Fiscal 1996 Statement of Operations as restructuring income.

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


The Company periodically reviews the carrying value of its long-lived assets to identify and assess impairment.

Retirement Plans: During the year ended June 30, 1997, the
Company terminated its defined benefit pension plan for hourly employees and froze the benefits of its defined benefit pension plan for salaried employees (see Note 10).
Outside of the United States, costs are accrued and paid in accordance with local requirements.

Postretirement Plans: The Company provides for the expected cost of postretirement benefits over the employee's years of active service. In June 1997, the Company implemented a new premium structure for retiree health care benefits whereby retired employees will absorb the total cost of health care premiums phased in over three years (see Note 10).

Revenue Recognition: Net sales are recognized when products are shipped. Accruals for customer discounts and rebates, and defective returns are recorded as the related revenue is recognized.

Advertising Costs: Costs incurred in producing media advertising are expensed the first time the advertising takes place. Advertising associated with customer benefit programs are accrued as the related revenues are recognized.

Research and Development: The Company's product development costs are expensed as incurred. Research and development expense was $4,805, $1,915 and $1,991 for the years ended
June 30, 1998, 1997 and 1996, respectively.

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


Stock-Based Compensation - The Company adopted the disclosure-only provisions of Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" ("FAS 123"), in the first quarter of the year ended June 30, 1997. The Company, as provided for by FAS
123, is continuing to apply Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" for employee stock compensation measurement.

Earnings (Loss) Per Common Share: In the second quarter of the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 " Earnings per
Share" ("SFAS 128"). Accordingly, all periods have been restated to present basic and diluted earnings (loss) per common share. Earnings (loss) per common share for the twelve months ended June 30, 1997 are based on the weighted average number of common shares outstanding from the Effective Date until June 30, 1997.



The following tables reconcile the numerators and denominators of the basic and diluted earnings per share for income (loss) before extraordinary gain presented in the Consolidated
Statements of Operations:

					  Twelve months ended June 30, 1998
					  			   Shares
				     Income (loss) (000's omitted) Per-Share
					  (Numerator)  (Denominator)   Amount

Basic Earnings per Share
  Income (loss) before
    extraordinary gain		        $(7,778)		2,793 	 $(2.78)

Effect of dilutive securities
  Warrants				                       (a)		   (a)
  Stock Options				                  (b)		   (b)
  Restricted Stock			                 - 		   (c)

Diluted Earnings per Share
  Income (loss) before
    extraordinary gain and
    effect of
    dilutive securities		       $(7,778)		2,793	 $(2.78)


					   Twelve months ended June 30, 1997
								   Shares
				     Income (loss) (000's omitted) Per-Share
					  (Numerator)  (Denominator)   Amount

Basic Earnings per Share
  Income (loss) before
     extraordinary gain	     $ (795)		2,471	  $(.32)

Effect of dilutive securities
  Warrants				                   (a)		   (a)
  Stock Options				               - 		    -
  Restricted Stock			             -	 	   (c)

Diluted Earnings per Share
  Income (loss) before
    extraordinary gain and
    effect of
    dilutive securities		$ (795)		2,471	  $(.32)

(a) Warrants to purchase 1,512,073 shares of common stock at $8.50 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the common shares.
(b) Options to purchase 144,625 shares of common stock at $6.13 per share were outstanding but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. There were no options outstanding as of June 30, 1997.

(c) Restricted stock of 158,282 shares at June 30, 1998 and
93,894 shares at June 30, 1997 would have had an anti-dilutive effect in computation.

For comparability purposes, basic and diluted earnings (loss) per common share for the twelve months ended June 30, 1996, is based on 2,471,336 shares, the weighted average number of common shares outstanding from February 28, 1997, the date of emergence from bankruptcy proceedings, until June 30, 1997.

New Financial Accounting Standards Board Releases: Statements of Financial Accounting Standards No. 130 "Reporting
Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures
About Segments of an Enterprise and Related Information"
("SFAS 131"), were issued in June, 1997.

SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners".
This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect to be affected by this new standard.

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

Reclassifications: Certain reclassifications have been made to the prior years' financial statements to conform with the 1998 presentation.


2. Petition for Reorganization Under Chapter 11

	On July 5, 1995 (the "Petition Date"), Smith Corona Corporation (the "Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On August 18, 1995, SCM Office Supplies, Inc., SCC LI Corporation (formerly known as Histacount Corporation) and Hulse Manufacturing Company, all wholly-owned nonoperating subsidiaries of the Company (collectively, the "Nonoperating Subsidiaries"), filed Chapter 11 petitions. On October 31, 1996, Smith Corona Overseas Holdings, Inc., SCM Inter-American Corporation and SCM (United Kingdom) Limited, all wholly-owned domestic subsidiaries (the "Wholly-Owned Domestic Subsidiaries"), also filed Chapter 11 petitions. (The petitions of the Company, the Nonoperating Subsidiaries and the Wholly-Owned Domestic Subsidiaries are referred to herein collectively as the ?Bankruptcy Proceedings?). The primary purpose of the October 31, 1996 filings, which had no effect on operations, was to better protect corporate assets during the reorganization period. The Bankruptcy Proceedings primarily related to all U.S. assets and operations and did not pertain to the Company's international subsidiaries.
From July 5, 1995 to February 28, 1997, the Company operated as a debtor-in-possession.

	On January 27, 1997 the Bankruptcy Court entered an order confirming the Company's Third Amended Second Joint
Plan of Reorganization (the "Confirmation Order").  The
Confirmation Order was subject to satisfaction of certain conditions precedent to the effective date. The Company satisfied the conditions and emerged from the Bankruptcy
Proceedings on February 28, 1997 (the "Effective Date").

		The Company recorded reorganization costs relating to its Bankruptcy Proceedings aggregating $5,864 for the year ended June 30, 1997. These charges include professional fees, a provision for closing the New Canaan, Connecticut headquarters and relocation of such headquarters to Cortland, New York, and costs associated with the distribution of the Company's Third Amended Second Joint Plan of Reorganization
(the "Plan of Reorganization") for the solicitation of creditors, offset by interest income earned on domestic cash balances of $607, a purchase deposit forfeiture of $500 and a settlement the Company reached with its banks relating to the Company's debtor-in-possession financing of $500.
Reorganization costs of $10,255 for the year ended June 30, 1996 were primarily professional fees.

	Under the Plan of Reorganization, all allowed general unsecured claims will be satisfied through the distribution to holders of such claims of (i) the unsecured class cash of approximately $11,330 (less any amounts paid to holders of allowed convenience class claims discussed below), and (ii) 85 percent of the reorganized company's common stock to be issued pursuant to the Plan of Reorganization (determined on a fully diluted basis not including the effect of the exercise of any of the below described warrants). Each holder of an allowed general unsecured claim will receive one share of the reorganized company's common stock for each ten dollars in allowed claim value. All allowed claims senior to allowed general unsecured claims will be satisfied by the payment in full in cash or notes (as provided for by the Bankruptcy Code) or the assumption of all such claims. As described below, the distributions to holders of allowed general unsecured claims and claims senior to such claims have commenced. Allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) have received payment in cash in an amount equal to 60 percent of the amount of such claims. In addition, registered holders as of August 15, 1996, of the Company's common stock, par value $.01 per share, which was outstanding prior to the Effective Date (the "Old Common Stock") have received warrants to purchase one share of common stock, par value $.001 per share (the "Common Stock"), in the reorganized company for each twenty shares of Old Common Stock.

	During the quarter ended March 31, 1997, the Company made a disbursement of $12,474 to the distribution agent for payment of allowed general unsecured claims and claims senior to such claims. Once disputed general unsecured claims are resolved and allowed, such claimants will share, on a pro rata basis, in the aforementioned cash pool as well as in 85 percent of the Common Stock. On February 28, 1997 the Company recorded a value of approximately $9,900 for 85 percent of the Common Stock. In connection with the Plan of Reorganization going effective, certain liabilities recorded as subject to compromise were retained by the Company and approximately $30,496 of such liabilities were settled which resulted in a pre-tax and after-tax extraordinary gain of approximately $8,122 for the year ended June 30, 1997. An additional gain of $1,174 (pre-tax and after-tax) was recorded for the year ended June 30, 1998 as a result of favorable resolutions of bankruptcy claims. As of June 30, 1998 2,983,022 shares of common stock were issued to allowed general unsecured claim holders.

	Under the Plan of Reorganization, the Company's plans were to expand its product line, primarily by sourcing new products from outside manufacturers and that effort continues. Such sourcing includes entering into strategic alliances with third parties in the United States, Europe and the Far East to provide products or services. In that respect, the Company's efforts are focused on forging new and expanding existing alliances with companies that provide technologically advanced products for the small office and home office environment but presently do not have a substantial United States market penetration, and are intent on building or increasing market penetration by selling their products under the well-known
"Smith Corona" name. The Company intends to rely on its existing distribution network to become a leading vendor of technologically advanced products for the small office and home office. Additionally, the Company is exploring synergistic opportunities in related markets that will provide new and expand existing channels of distribution. In the fall of 1997, newly sourced and manufactured products were available under the Smith Corona brand name. The product offerings include items in the telephony and plain paper inkjet facsimile product lines. These new telephony products included a family of corded, as well as cordless phones incorporating the latest in 900 MHz, analog, digital and spread spectrum technology. In fiscal 1999 the Company intends to continue to introduce new products for home office and small office applications. Some of the new products will be systems-oriented, and intended to increase personal productivity. Further, the Company determined it would maintain its core business of distributing its current product line of typewriters and related supplies and accessories to satisfy continuing worldwide demand for these products. The Company's long-term viability is dependent upon the successful implementation of its reorganization plan and the attainment of profitable operations.

3. Inventories

A summary of inventories, by major classification and
net of reserves, is as follows:
	                                       June 30,
                                      	1998 	1997

Raw materials and work-in-process	  $    91 	$ 4,961
Finished goods	                      15,308  	 7,666
   Total	                           $15,399 	$12,627

4. Property, Plant and Equipment

		A summary of property, plant and equipment, by major classification, is as follows:
                                	      	 June 30,
	                                       1998 	1997

Land		                               $   730 	$   810
Buildings and improvements	            1,430  	 6,704
Machinery and other equipment	        39,009  	57,765
Total	                                41,169  	65,279
Accumulated depreciation	            (34,658) (53,187)
   Total	                            $ 6,511 	$12,092

5. Accrued Liabilities

Accrued liabilities consist of the following:

                                       		June 30,
	                                       1998	 1997

Promotional expenses 	                $2,198 	$ 3,940
Payroll and related expenses	          1,981	   3,297
Warranty expenses	                       844   	1,067
Bankruptcy expenses	                      75	   1,762
Other	                                 3,106 	  1,548

     Total	                           $8,204 	$11,614

6. Leases

The Company leases certain facilities, equipment and vehicles for various periods through 2003 under non-cancelable operating leases. Rental expense under these operating leases was $1,493, $3,461 and $4,184 for the years ended June 30, 1998, 1997 and 1996, respectively.

The future minimum rental commitments for the operating
leases are as follows:
Year Ending
June 30,	Amount

1999		$  622
2000   		583
2001		   545
2002		    10
2003	 	    6
Thereafter	2
Total	$1,768


	The Company subleases a portion of its San Diego distribution facility. Rental income under this sublease was $38 for the year ended June 30, 1998 and will be approximately $65 each year until sublease expiration in May
2001.

7. Bank Loans

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

There were no borrowings or repayments under the Company's credit facilities during the years ended June
30, 1998 and 1997. However, aggregate borrowings under the Company's prior credit facility for the year ended
June 30, 1996 amounted to $1,330,700, while aggregate repayments were $1,348,100.

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

Rights Agreement

On February 28, 1997, pursuant to the Plan of Reorganization, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to stockholders of record at the close of business on such date and payable with respect to Common Stock issued thereafter. Each right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share (a "Unit") of Preferred Stock, Series A at a purchase price of $25.50 per Unit, subject to adjustment. The Rights attach to all certificates representing shares of Common Stock, and no separate certificates evidencing the Rights were distributed.
 The Rights will separate from the Common Stock and will be exercisable upon the earlier of (i) ten days (or such later date as the Board of Directors shall determine) following public disclosure that a person or group of affiliated or associated persons has become an "Acquiring Person" (as defined below) or (ii) ten business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an "Acquiring Person". Except for certain claimants under the Plan of Reorganization, for whom the percentage is higher, an "Acquiring Person" is a person or group of affiliated or associated persons who has acquired beneficial ownership of 15 percent or more of the outstanding shares of Common Stock. The term "Acquiring Person" excludes
(i) the Company, (ii) any subsidiary of the Company, (iii) any employee benefit plan of the Company or any subsidiary of the Company or (iv) any person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan. The Rights, which do not have voting rights, will expire on February 28, 2007 unless extended or earlier redeemed by the Company.

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

Warrants

Also on the Effective Date, the Company issued warrants to stockholders of record as of August 15, 1996 of the Old Common Stock. Eligible stockholders received one warrant to purchase one share of Common Stock for every 20 shares of the Old Common Stock held by them. The Old Common Stock was canceled on the Effective Date. The exercise price of the warrants is $8.50 per share. The warrants may be exercised at any time from August 28, 1997 to February 28, 1999. As of June 30, 1998, there were 1,512,073 warrants outstanding. In the twelve months ended June 30, 1998, 350 warrants were exercised.

Restricted Stock

Pursuant to the Plan of Reorganization, the Chief Executive Officer, Chief Financial Officer, Executive Vice President/Sales and Marketing and at the discretion of the Chief Executive Officer, other officers of the Company may be granted up to 5 percent of the total shares of Common Stock which are issued under the provisions of the Plan of Reorganization on a fully diluted basis (not including the effect of the exercise of any of the above warrants). The number of shares of the Company's Common Stock awarded and outstanding under this plan as of June 30, 1998 and 1997 were 135,282 and 93,894 respectively. In the twelve months ended June 30, 1998, 41,388 shares were awarded. Additionally, under the provisions of the Employee Stock Incentive Plan (as hereinafter described) the Company issued 23,000 shares of Common Stock to employees during the twelve months ended June 30, 1998. Rights to these shares vest on the second anniversary of the Effective Date (the "Restriction Period") or upon a change in control. The market value of these shares at the date of award is reflected as deferred compensation in Stockholders' Equity and is being amortized over the Restriction Period. During the twelve months ended June 30, 1998 $251 of compensation expense was recorded.

Employee Stock Incentive Plan

Pursuant to the Plan of Reorganization, the Company implemented an employee stock incentive plan, which provides for the issuance of up to 10 percent of the total shares of Common Stock (or options to acquire such shares) which are issued pursuant to the provisions of the Plan of Reorganization on a fully diluted basis (not including the effect of the exercise of any of the above warrants). As of June 30, 1998 23,000 shares of Common Stock (see Restricted Stock) and 144,625 options to acquire Common Stock were awarded and outstanding under this plan. Options were granted on January 15, 1998 at an exercise price of $6.125, the fair market value of the Common Stock at that date.
Forty percent of the options become exercisable March 1, 1999 and twenty percent on January 15, 2000, 2001 and 2002. The options expire seven years after the date of grant. The weighted average fair value of options granted in the twelve months ended June 30, 1998 was $555 and was estimated by using the Black Scholes pricing model. The assumptions used in determining the weighted average fair value options included (i) expected life of four years, (ii) risk-free interest rate of 5.5 percent, (iii) volatility factor of .813 and (iv) dividend yield of zero percent. Had compensation cost for the nonqualified stock option been determined based on their estimated fair market value at the date of grant, the Company's net loss for the twelve months ended June 30, 1998 would have increased by $64 or $.02 per basic and diluted share.

9. Geographic Area Information

The Company operates predominantly in one industry segment which includes marketing and distribution of products to the small office and home office markets.
The products include typewriters and related supplies and accessories as well as offerings in the telephony and facsimile categories. The Company distributes its products through a variety of distribution channels, domestically and internationally. Transfers between geographic areas are generally priced to recover cost plus an appropriate markup for profit. Information regarding the Company's operations in different geographic locations is shown below:

                                 	For the year ended June 30,
                                 	1998	      1997	      1996
Net sales to customers:
   United States	             $ 53,306   	$67,918  	$ 90,470
   Europe	                       3,593	     6,848	    17,773
   Other Foreign	                2,025	     2,547	     4,305
      Total	                  $ 58,924	   $77,313	  $112,548

Inter-area transfers:
   United States 	            $  3,293	   $ 5,147	  $ 11,287
   Singapore 	                       -	         -    	22,480
   Europe	                          98	       415	         -
   Other Foreign	                3,860	     8,890	     6,735
      Total	                  $  7,251	   $14,452	  $ 40,502

Operating income (loss):
   United States	             $   (598)	  $ 8,177	  $(14,944)
   Singapore	                     (119)	     (110)	   15,737
   Europe	                      (3,082)	   (4,234)	   (6,461)
   Other Foreign	                 (637)	     (549)	     (730)
   Corporate	                   (4,061)	   (4,142)	   (3,815)
   Eliminations            	         -	         -  	   1,637
      Total	                  $ (8,497)  	$  (858) 	$ (8,576)

Identifiable assets:
   United States	             $ 42,821	    $51,535	 $ 69,036
   Europe	                       2,675	      3,778	    8,548
   Other Foreign	                4,591	      5,316	    6,288
      Total	                  $ 50,087	    $60,629	 $ 83,872

Sales to one of the Company's largest customers, Wal-
Mart Stores, Inc., amounted to 29.7%, 19.8% and 11.4% of consolidated net sales during 1998, 1997 and 1996, respectively. Additionally, in 1996, sales to Office
Depot amounted to 10.1% of consolidated net sales. The above customers were the only customers responsible for more than 10% of net sales in the periods noted.

10. Pension Plans and Postretirement Benefits

    	 On September 1, 1996, the Company discontinued future benefit accruals under its salaried defined benefit pension plan (the "Salaried Plan") and as of October 6, 1996 terminated the hourly defined benefit pension plan (the
"Hourly Plan").   The freezing of benefit accruals resulted
in a $3,394 curtailment gain recorded in selling, general and administrative expenses during the three months ended September 30, 1996.

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

     The net periodic pension cost (income) for the years ended
June 30, 1998, 1997 and 1996 is comprised of the following components:

                              	1998 	   1997 	  1996

Service cost	               $   393	$    512	 $1,455
Interest cost	                2,929	   4,185	  5,656
Return on plan assets:
 Actual	                     (4,657)	 (8,845) (7,347)
 Unrecognized loss	           1,385	   4,162	  1,498
Amortization of deferred
  costs and actuarial gains	      -	       -	   (227)
Settlement gain	                  -	  (8,598)	     -
Net curtailment gain	             -	  (3,394) (1,524)
Pension cost (income)	      $    50	$(11,978)	$ (489)

     The net curtailment gains for 1997 and 1996 were a result of the freezing of benefit accruals and the May 1995 restructuring, respectively. The settlement gain is a result of termination of the Hourly Plan and is included as a component of the extraordinary gain recorded in 1997.

     The assumptions used in the development of these amounts were:

                             	1998     	1997	    1996

Discount rate	               6.75%	    7.50%	   7.50%
Rates of increase in
   compensation levels	      4.50%	    4.50%	   4.50%
Rate of return on
   plan assets	              9.00%	    9.25%	   9.25%


  The following table sets forth the funded status of the Salaried Plan and amounts recognized in the Company's consolidated balance sheets:

                   	         	Year ended June 30,
	                                1998		   1997
Projected benefit obligation	 $45,623		$41,221
Fair value of assets
 (principally publicly traded
  securities)	                $42,841		$42,297
Funded status	                $ 2,782		$(1,076)
Unrecognized gains	             2,045		  5,853
Net accrued pension liability	$ 4,827		$ 4,777


  Summary information on the Company's Salary Plan in the
year ended June 30, 1998 and Salary Plan and Hourly Plan in
the year ended June 30, 1997 is as follows:
                                           	Year ended June 30,
                                              	1998	     1997

Change in Projected Benefit Obligation:
  Benefit obligation at the
   beginning of the year	                   $41,221	  $78,822
  Service cost	                                 393	      512
  Interest cost	                              2,929	    4,185
  Assumption change	                          5,588	   (4,077)
  Curtailment/Settlement gain	                    -	  (33,419)
  Actuarial (gains) loss                       (395)	   1,361
  Benefits paid                      	       (4,113)	  (6,163)
  Benefit obligation at the end
   of the year	                             $45,623 	 $41,221


                                         	   Year ended June 30,
                                               	1998	     1997
Change in Plan Assets:
  Fair value of plan assets at
   the beginning of the year	                $42,297	  $68,766
  Actual return on plan assets	                4,657	    8,845
  Employer contributions	                          -	      904
  Benefits paid	                              (4,113)	  (6,163)
  Settlement 	                                     -	  (30,055)
  Fair value of plan assets at
   the end of the year   	                   $42,841	  $42,297








		The Company also has defined contribution savings plans covering its domestic and certain of its foreign employees, under which the Company matches a portion of the contributions made by participating employees. The Company's costs for matching contributions under savings plans totaled
$241, $254 and $337 for the years ended June 30, 1998, 1997
and 1996, respectively.

     The Company also provides health care and life insurance benefits for certain retired employees. Substantially all of the Company's domestic employees, and certain employees in foreign countries, may become eligible for such benefits if they reach a specified retirement age while working for the Company.

     Effective January 1, 1998 retired employees were required to absorb incremental increases in the total cost of health care premiums. By January 1, 2000, retired employees will absorb 100% of the health care premium. Furthermore, the Company decided to terminate life insurance benefits for retired employees effective January 1, 2000. These changes resulted in a net curtailment gain of $6,534 which was recorded in selling, general and administrative expenses during the fourth quarter of the year ended June 30, 1997.

  Summary information on the Company's postretirement benefit plans, which are unfunded, is as follows:


                                        	Year ended June 30,
                                          	1998	      1997

Change in Benefit Obligation:
  Benefit obligation at the
   beginning of the year	                $1,248	    $9,573
  Service cost	                               -	        83
  Interest cost	                             68	       687
  Participant's contributions	              489	       609
  Curtailment gain	                           -	    (6,534)
  Actuarial gains	                         (223)    (1,896)
  Benefits paid                      	   (1,063)	   (1,274)
  Benefit obligation at the end
   of the year	                          $  519	    $1,248


                                         	Year ended June 30,
                                          	1998	       1997

Financial status of plans:
 Accumulated postretirement
  benefit obligation (APBO):
   Retirees	                             $  519 	    $1,248
   Fully eligible, active
    plan participants	                        -	          -
   Other active plan
    participants	                             -	          -
   Unrecognized gains	                    3,327	      4,656
 Accrued postretirement
  benefit cost	                          $3,846	     $5,904


     The components of net periodic postretirement benefit
 income are as follows:
                                         Year ended June 30,
                                          	1998	       1997

Service cost	                           $     -	    $    84
Interest cost 	                              68	        687
Amortization of gains	                   (1,552)	      (164)
Net curtailment gain	                         -	     (6,534)
Net periodic postretirement benefit
 income                                	$(1,484)	   $(5,927)


     The net curtailment gains were primarily the result of the change in postretirement benefits in the year ended June
30, 1997.

     The discount rate used in determining the APBO was 6.75 % in 1998 and 7.5% in 1997. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.5% and 10.0% in 1998 and 1997, respectively, declining to an ultimate rate of 5.5% to the year 2005 and beyond.

     The impact of changing the health care cost trend rate assumptions by 1.0% is not material to the plans.

12. Income Taxes

     The components of loss from continuing operations before income taxes are as follows:
                                          	Year ended June 30,
                                          	1998	    1997 	   1996

United States	                          $(4,922)	 $3,124	$(21,590)
Foreign                                  (2,512)	 (3,656) 	12,499
   Total	                               $(7,434) 	$ (532)$ (9,091)

     The components of income tax expense consist of:

                                          	Year ended June 30,
                                          	1998    	1997 	   1996
United States:
   Current	                               $   - 	  $   -	 $(1,921)
   Deferred	                                  - 	      -	   2,217
Foreign	                                    158	     104	   1,218
State	                                      186	     159	     517
   Total	                                $  344	   $ 263	 $ 2,031



     Income tax expense is included in the financial statements as follows:

                                          	Year ended June 30,
                                          	1998 	   1997 	   1996

Continuing operations	                   $  344 	   $263 	 $2,031
Extraordinary Gain	                           -	       -	       -
   Total	                                $  344 	   $263 	 $2,031


The components of net deferred tax assets were as follows:

                                          		June 30,
	                                         1998	   1997
Deferred tax assets:
  Accounts receivable	                 $   664 	$1,066
  Inventory	                             2,076 	 1,960
  Prepaid and other current assets	      2,038 	 2,363
  Postretirement benefits
   other than pensions	                  1,470 	 2,257
  Pension	                               1,845 	 1,825
  Restructuring	                             - 	   469
  Other liabilities	                     3,902 	 4,050
  Property, plant and equipment	         1,936 	 3,291
  Net operating loss carryforwards	     27,253 	21,195
  Capital loss carryforwards	            7,494  	7,515
  Miscellaneous 	                        2,163   2,615
  Valuation allowances                 (50,841)(48,606)
  Net deferred tax assets           	  $     - $     -

     The valuation allowances for the year ended June 30, 1998 increased by $2,235 to provide for the full valuation of all deferred income tax assets. For the year ended June 30, 1996, the Company recorded a charge to income tax expense increasing valuation allowances to provide for full valuation of all of its deferred income tax assets.

	In the consolidated balance sheet for the year ended
June 30, 1998, refundable taxes of $2,306 are included in prepaid expenses and other current assets. The current and long-term portion of a federal tax note payable of $848 and $2,366, respectively are included in accrued liabilities and other long-term liabilities, respectively, at June 30, 1998.

     The provisions for income taxes differ from the amounts computed by applying the federal income tax statutory rate. The following is a summary of the reasons for these differences:

                                   		Year Ended June 30,
                                    	1998	    1997 	   1996
Loss from continuing
  operations before income taxes	 $(7,434)	 $ (532)	$(9,091)
Statutory tax rate	                    34%	     34%	     34%
Tax computed at statutory rate	    (2,527)   	(181)	 (3,091)
Increase (reduction):
State income taxes,
   net of federal benefit             (40)  	2,980     	405
Effect of foreign earnings	         1,059   	1,661	    (930)
Valuation allowance	                2,235  	(6,956)	  8,425
Other adjustments                    (383) 	 2,759	  (2,778)
   Total                         	$   344  	$  263	 $ 2,031


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

For U.S. federal income tax purposes the Company has a net operating loss carryforward of approximately $28,759 which will expire on June 30, 2013. In addition, the Company has net operating losses attributable to its foreign subsidiaries of approximately $41,490 of which approximately $36,110 may be carried forward indefinitely and the remaining amount will expire in five to seven years. The tax benefit of the net operating loss carryforwards has been fully offset by valuation allowances.

13. Commitments and Other Matters

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At June 30, 1998 and June 30, 1997, the Company had recorded liabilities of approximately $1,889 and $2,952, respectively, related to environmental matters. Because of the uncertainties associated with assessing environmental matters, the related ultimate liabilities are not presently determinable. However, based on facts presently known, management does not believe that these investigations, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and
Cortlandville, New York (the "Cortlandville Site" and, together, the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. The remediation program at the Cortlandville Site currently consists of round-the-clock pumping and filtering. The soil venting with a soil infiltration injection system at the Groton Site is now reduced to periodic soil and water sampling. A decommissioning plan for the Groton site has been approved and decommissioning activities have commenced. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. Under the Plan of Reorganization, the Company will continue to be responsible for those costs. The Company believes that it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville Sites.

	The Company is also engaged in various other legal actions that have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operation.

The Company has severance agreements in place with certain executive officers. Substantially all the agreements expire by March 1, 2000 and provide for severance benefits of one year salary and aggregate approximately $460 in the event all employees under such severance agreements were involuntarily terminated.
Subsequent to June 30, 1998 the Chief Executive Officer of the Company terminated employment and was paid under his severance agreement.

14. Restructuring Costs

 On May 8, 1995 the Company announced a major
Restructuring whereby the Company?s typewriter manufacturing would be relocated from its Singapore and Batam Island, Indonesia facilities to its Mexico facility. This action resulted in the termination of approximately 1,300 workers in Singapore and Batam
Island. The Company ceased production in Singapore and Batam Island, Indonesia in November 1995, and relocated equipment to Mexico where typewriter production commenced in December 1995. The Company sold certain of its Singapore machinery and equipment for proceeds of approximately $2,333 resulting in a loss of approximately $1,489 which was accrued as part of the Fiscal 1995 restructuring charge. Additionally, the Company sold its Singapore facility and the underlying land lease on February 8, 1996 for net proceeds of approximately $21,041. The sale of the facility resulted in a third quarter pretax gain of approximately
$17,755 and is included in restructuring income.

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

15. Quarterly Financial Data (Unaudited)

Fiscal Year Ended	                First     Second     Third     Fourth
June 30, 1998	                    Quarter   Quarter(1) Quarter   Quarter(1)
Net sales	                        $14,792	  $17,005	   $15,096	  $12,031
Gross margin	                       3,251	    4,786	     4,496	    1,009
Operating income (loss)	           (1,502)	   1,552	    (3,177)	  (5,370)
Income (loss) before
 extraordinary gain	               (1,459)   	1,725	    (2,907)	  (5,137)
Extraordinary gain (2)	                 -	      460         	-	      714
Net income (loss)	                $(1,459)	 $ 2,185   	$(2,907)	 $(4,423)

Earnings (loss)per
 common share - basic:
  Income (loss) before
   extraordinary gain	            $  (.55)	 $   .63	   $ (1.02)	 $ (1.75)
  Extraordinary gain	                   -	      .17	         -	      .24
  Net income (loss)	              $  (.55)	 $   .80	   $ (1.02)	 $  (1.51)

Weighted average common
  shares (000's omitted)	           2,677	    2,708	     2,845	     2,935

Earnings (loss)per
 common share - diluted:
  Income (loss) before
   extraordinary gain	            $  (.55)	 $   .62	  $ (1.02)	  $ (1.75)
  Extraordinary gain	                   -	      .16	        -	       .24
  Net income (loss)	              $  (.55)	 $   .78	  $ (1.02)	  $  (1.51)

Weighted average common
  shares (000's omitted)	           2,677	    2,793	    2,845	      2,935


Fiscal Year Ended	                First      Second     Third     Fourth
June 30, 1997	                    Quarter(3) Quarter    Quarter   Quarter(4)
Net sales	                        $20,986	   $22,463	   $16,905	  $16,959
Gross margin	                       3,929	     6,112	     2,917	    4,952
Operating income (loss)	               73	    (2,607)	   (3,255)	   4,931
Income (loss) before
 extraordinary gain	                   85	    (2,636)	   (3,186)	   4,942
Extraordinary gain (2)	                 -	         -	     8,122	        -
Net income (loss)	                $    85	   $(2,636)	  $ 4,936	  $ 4,942

Earnings (loss) per common
 share - basic:
  Income (loss) before
   extraordinary gain	            $  .04 	   $ (1.19)  	$ (1.44)	 $  1.94
  Extraordinary gain	                  -	          -	      3.67  	      -
  Net income (loss) 	             $  .04 	   $ (1.19)	  $  2.23	  $  1.94

Weighted average common
  shares (000's omitted)(5)	       2,215	      2,215	     2,215	    2,551

Earnings (loss) per common
 share - diluted:
  Income (loss) before
   extraordinary gain	           $   .04 	  $ (1.19)	   $ (1.44)	 $  1.89
  Extraordinary gain	                  -	         -	       3.67	        -
  Net income (loss) 	            $   .04 	   $(1.19)	   $  2.23	  $  1.89

Weighted average common
  shares (000's omitted)(5)	       2,215	     2,215	      2,215	    2,610

(1) Includes gain on sale of manufacturing operations for $3,700 and $202 in the second and fourth quarters, respectively.
(2) Extraordinary gain resulted from the Company's Plan of Reorganization (see footnote 2)
(3) Includes pension curtailment gain of approximately $3,400.
(4) Includes postretirement curtailment gain of approximately $6,500.
(5) For the first, second and third quarters in the fiscal year ended
    June 30, 1997, the weighted average common and common equivalent shares outstanding are based on the weighted average number of common shares outstanding from the Effective Date until March 31, 1997.

16. Subsequent Event

	Effective September 28, 1998, the Company's Board of Directors approved a restructuring program which includes: i.) the elimination of approximately 130 positions primarily located at the Company's Corporate Headquarters in Cortland, New York, ii.) the sale or lease of the building in Cortland, New York, iii.) relocation of the Corporate Headquarters to more efficient facilities. The Company expects the restructuring program to be completed by June 30, 1999. As a result of these actions, the Company will record a first quarter pre-tax charge, principally for severance payments, of approximately $1,200.

Financial Statement Schedule II

SMITH CORONA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended June 30, 1998, 1997 and 1996
(In thousands)



                              				Balance at
                                 	Beginning	   Costs and	Reductions-   	End of
                                 	of Period 	  Expenses	  Writeoffs	    Period

Year ended June 30, 1998:
 Allowance for doubtful
   trade receivables	             $   931	     $    51	    $    344	    $   638
 Allowance for inventory
   obsolescence and shrinkage	    $ 5,415 	    $ 1,056 	   $  1,460	    $ 5,011

Year ended June 30, 1997:
 Allowance for doubtful
   trade receivables	             $ 1,576	     $   394	    $  1,039	    $   931
 Allowance for inventory
   obsolescence and shrinkage	    $ 7,552	     $ 2,364	    $  4,501	    $ 5,415

Year ended June 30, 1996:
 Allowance for doubtful
   trade receivables	             $ 1,484	     $  523	      $    431	   $ 1,576
 Allowance for inventory
   obsolescence and shrinkage	    $10,595	     $5,199	      $  8,242	   $ 7,552




EXHIBIT INDEX
EXHIBIT #

10.18	Smith Corona Corporation Stock Incentive Plan
21	Schedule of Subsidiaries of the Registrant
27	Financial Data Schedule (Edgar Filing Only)

11