Form 10-Q
period 1998-09-30
SMITH CORONA CORP
filed 1998-11-13
CIK 851292

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                                 FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
          Class                              November 5, 1998

Common Stock, par value $.001                  2,983,372
per share



                 SMITH CORONA CORPORATION AND SUBSIDIARIES

                                   INDEX

                                                                Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Condensed Consolidated Balance Sheets -
          September 30, 1998 and June 30, 1998                    1

          Consolidated Statements of Operations - For the
          three months ended September 30, 1998
          and 1997                                                2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the three months ended
          September 30, 1998                                      3

          Condensed Consolidated Statements of Cash Flows -
          For the three months ended September 30, 1998 and 1997  4

          Notes to Consolidated Financial Statements            5-8


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   9-10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      11

Item 5.   Other Events                                           11

Item 6.   Exhibits and Reports on Form 8-K                       11


Signatures                                                       12



           SMITH CORONA CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
                     ($ in thousands)

                                    									September 30,   June 30,
                                    									    1998          1998
ASSETS								                               (unaudited)   (audited)
  Current assets:
    Cash and cash equivalents              	  $ 6,257       $15,293
    Accounts receivable (net of allowance
      for doubtful accounts of $654 and
      $638, respectively)                  	    9,301         9,492
    Inventories                            	   17,979        15,399
    Prepaid expenses and other current
      assets                               	    3,636         3,090
    Total current assets                   	   37,173        43,274

  Property, plant and equipment, net       	    4,328         6,511
  Other assets                             	    2,188           302

    TOTAL                                  	  $43,689       $50,087

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                         	  $ 5,269       $ 6,025
    Accrued liabilities                    	    8,814         8,204
    Taxes payable                          	    3,033         3,138
    Total current liabilities              	   17,116        17,367

  Pension liability	                				   	    4,807	        4,827
  Postretirement benefits			   	                3,383	        3,846
  Other long-term liabilities			   	            3,782	        4,007
    Total liabilities                      	   29,088        30,047
  Stockholders' equity:
    Common stock-3,141,654 shares
        issued and outstanding             	        3             3
    Additional paid-in capital             	   55,510        55,512
    Deferred compensation                  	      (92)         (326)
    Accumulated deficit                    	  (40,820)      (35,149)
    Total stockholders' equity             	   14,601        20,040

    TOTAL                                  	  $43,689       $50,087

See accompanying notes to consolidated financial statements.


                SMITH CORONA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ in thousands, except per share amounts)


                       									Three months ended
                       									   September 30,
                        									 1998       1997
                        									   (unaudited)

Net sales                			    $11,114   $14,792
Cost of goods sold       			     10,049    11,541
  Gross margin           			      1,065     3,251
Selling, general and
  administrative expenses         5,523     4,792
Restructuring expense				         1,183         -
Reorganization costs         			      -        61
Other income 						                   -      (100)
Operating loss		      			        (5,641)   (1,502)
Interest income 					                (7)     (194)


Loss before income taxes 			     (5,634)   (1,308)
Income taxes 		       			            37       151
Net loss		            			       $(5,671)  $(1,459)

Net loss per common share -
  basic and diluted             $ (1.90)  $  (.55)

See accompanying notes to consolidated financial statements.

            SMITH CORONA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                          For the three months ended September 30, 1998
                                      ($ in thousands)

                                  Additional
                          Common  Paid-In    Deferred     Accumulated
(unaudited)                Stock  Capital    Compensation Deficit     Total

Balance June 30, 1998      $  3   $55,512      $(326)    $(35,149)  $20,040

Net loss                      -         -          -       (5,671)   (5,671)

Deferred compensation         -        (2)         2            -         -

Amortization of deferred
  compensation                -         -        232            -       232
Balance September 30, 1998 $  3   $55,510      $ (92)    $(40,820)  $14,601

See accompanying notes to consolidated financial statements.

               SMITH CORONA CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ($ in thousands)

                                                  Three months ended
                                                    September 30,
                                                   1998     1997
  CASH FLOWS FROM OPERATING ACTIVITIES:             (unaudited)
  Net loss                                      $(5,671) $(1,459)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization                 682      785
      Gain on disposition of
        property, plant and equipment                 -      (97)
      Other noncash items                             -        4
      Changes in assets and liabilities:
          Accounts receivable                       191        5
          Inventories                            (2,578)   1,419
          Prepaid expenses and
            other current assets                   (546)  (2,016)
          Other assets                               81      (94)
          Trade payables                           (756)     533
          Accrued liabilities and taxes
           payable						                            505     (855)
          Postretirement benefits and pension
		         liability	                    				      (483)    (463)
		        Other long-term liabilities		            (225)       -
  Net cash used in
    operating activities                         (8,800)  (2,238)
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property,
    plant and equipment                               -      100
  Capital expenditures                             (236)    (831)
  Net cash used in
   investing activities                            (236)    (731)
  Decrease in cash
    and cash equivalents                         (9,036)  (2,969)
  Cash and cash equivalents:
    Beginning of period                          15,293   21,985
    End of period                               $ 6,257  $19,016

See accompanying notes to consolidated financial statements.

                			SMITH CORONA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
              ($ and shares in thousands, except per share amounts)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements, although not necessarily indicative of results of operations for the entire fiscal year, include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results for the periods covered. They have been prepared by Smith Corona Corporation (the "Company") without audit in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended June 30, 1998 as contained in the Company's Annual Report on Form 10-K.

In the second quarter of the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Accordingly, the three months ended September 30, 1997 has been restated to reflect basic and diluted loss per share. (See Note 4).

NOTE 2 - CONTINGENCIES

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At September 30, 1998 and June 30, 1998, the Company had recorded liabilities of approximately $1,876 and $1,889, respectively, related primarily to remediation and monitoring of environmental sites. Because of the uncertainties associated with assessing environmental matters, the related ultimate liabilities are not presently determinable. However, based on facts presently known, management does not believe that these investigations, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site") and together, (the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. The remediation program at the Cortlandville Site consists of round-the-clock pumping and filtering. The soil venting with a soil infiltration injection system for the Groton Site remediation is now reduced to periodic soil and water sampling. A decommissioning plan for the Groton Site has been approved and decommissioning activities have commenced. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. The Company believes that it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville Sites.

The Company is also a defendant or plaintiff in various other legal actions that have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operation.

The ultimate determination of taxes payable is pending the outcome of certain legal entity reconfigurations within the Company's worldwide structure. Management believes that the amount accrued is sufficient to cover any liability which may be determined.

NOTE 3 - INVENTORIES

A summary of inventories, by major classification and net of reserves, is as follows:

                           							  September 30,	June 30,
                         		  					     1998   		  1998

Raw materials and work-in-process	   $     -		$    91
Finished goods			               		    17,979 	 15,308
	Total					                          $17,979		$15,399

NOTE 4 - LOSS PER SHARE

The following tables reconcile the numerators and denominators of the basic and diluted loss per share for the net loss presented in the Consolidated Statements of Operations:

                    							  Three months ended September 30, 1998
                         								Loss	  	   Shares	     	Per-Share
                          				  (Numerator) (Denominator)   Amount

Basic Loss per Share
  Net loss				                    		$(5,671)		2,983	   $(1.90)

Effect of dilutive securities
  Warrants						                         (a)		   (a)
  Stock Options					                     (b)		   (b)
  Restricted Stock					                   - 		   (c)

Diluted Loss per Share
  Net loss						                    $(5,671)		2,983	   $(1.90)

                   							   Three months ended September 30, 1997
								                         Loss	  	   Shares	      	Per-Share
                       							  (Numerator)	(Denominator)	   Amount

Basic Loss per Share
  Net loss						                   $(1,459)		 2,677	    $(.55)

Effect of dilutive securities
  Warrants						                        (a)		   (a)
  Restricted Stock					                  - 		   (c)

Diluted Loss per Share
  Net loss						                   $(1,459)		2,677	    $(.55)

(a) Warrants to purchase 1,512,073 shares at September 30, 1998 and 1,512,423 at September 30, 1997 of common stock at $8.50 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the common shares.

(b) Options to purchase 142,735 shares of common stock at $6.13 per share were outstanding but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

(c) Restricted Stock of 158,282 shares at September 30, 1998 and 95,143 shares at September 30, 1997 would have anti-dilutive effect in the computation. Subsequent to September 30, 1998 restricted stock of 167,549 shares were issued.


NOTE 5 - RESTRUCTURING

The Company continues to evaluate its strategy and focus and the deployment of its resources to profitably take advantage of opportunities. As a result of this evaluation, management believes, among other things, that the Company needs to continue transitioning its administrative cost structure from that of a manufacturing company to one of a sales and marketing based distributor.

In connection with this strategic initiative, the Company announced a restructuring plan on September 28, 1998 and recorded a related pre-tax and post-tax charge of $1,183 in the quarter ended September 30, 1998. The substantial portion of this charge relates to the severance cost associated with the termination of approximately 130 positions, primarily at the Company's Cortland, New York corporate headquarters. The affected employees have been identified and notified. To a much lesser extent the restructuring charge also includes provisions related to a planned sale of the furnishings and equipment located at the corporate headquarters.

In connection with the restructuring, the Company plans to sell the building in Cortland, New York and relocate its corporate headquarters to more efficient facilities. The Cortland headquarters building is being actively marketed and management believes the remaining net book value of the building will be fully recovered upon the sale. The related net book value has been reclassified to other assets on the September 30, 1998 balance sheet.

Management believes that the workforce reductions, relocation to more efficient facilities and the continued efforts to reduce certain targeted costs such as advertising and new product development will reduce expenses by approximately $9,000 annually.

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

Results of Operations

Net sales of $11.1 million for the quarter ended September 30, 1998 decreased 24.9 percent from last year's first quarter net sales of $14.8 million, primarily due to lower volumes. Unit sales of typewriters and related accessories and supplies are lower than a year ago, both domestically and internationally, as a result of a shrinking market and a continuing difficult and competitive environment. The lower volumes are partially offset by newly sourced product net sales of $1.7 million.

The Company's plan to diversify and expand its product line continues. Efforts are focused on forging new and expanding existing alliances with companies that provide technologically advanced products for the small office and home office environment but presently do not have a substantial United States market penetration, and are intent on building or increasing market penetration by selling their products under the well-known "Smith Corona" name. Management believes that the Company is positioned to leverage the strength of its brand name with business products that combine functionality and contemporary design. The Company intends to rely on its existing distribution network to become a vendor of technologically advanced products for the small office and home office. Additionally, the Company is exploring synergistic opportunities in related markets that will provide new and expand existing channels of distribution including non-retail channels. The Company believes that the small office and home office market, globally, represents growth opportunities. The Company intends to maintain its core business of distributing its current product line of typewriters and related supplies and accessories to satisfy continuing worldwide demand for the products. The success of the Company depends, in part, on its ability to source, market and sell new products.

Gross margin, as a percentage of net sales, was 9.6 percent for the first quarter ended September 30, 1998, as compared to 22.0 percent for the comparable period last year. Sales in the three months ended September 30, 1998 included the clearing out of low-end telephony products inventory that resulted in a negative impact on gross margins. In the fourth quarter of the Company's 1998 fiscal year competitors began reducing market prices for the low-end telephony and facsimile products. These sharp price declines resulted in the Company having to reduce its low-end telephony and facsimile product pricing and record related inventory writedowns. Additionally, the first quarter ended September 30, 1998 was adversely impacted by a charge of approximately $.6 million for inventory related provisions.

Selling, general and administrative expenses for the three months ended September 30, 1998 were $5.5 million compared to $4.8 million last year. The increase in spending over the prior year was primarily associated with employee-related costs.


The Company continues to evaluate its strategy and focus and the deployment of its resources to profitably take advantage of opportunities. As a result of this evaluation, management believes, among other things, that the Company needs to continue transitioning its administrative cost structure from that of a manufacturing company to one of a sales and marketing based distributor.

In connection with this strategic initiative, the Company announced a restructuring plan on September 28, 1998 and recorded a related pre-tax and post-tax charge of $1.2 million in the quarter ended September 30 1998. The substantial portion of this charge relates to the severance cost associated with the termination of approximately 130 positions, primarily at the Company's Cortland, New York corporate headquarters.
The affected employees have been identified and notified. To a much lesser extent the restructuring charge also includes provisions related to a planned sale of the furnishings and equipment located at the corporate headquarters.

In connection with the restructuring, the Company plans to sell the building in Cortland, New York and relocate its corporate headquarters to more efficient facilities. The Cortland headquarters building is being actively marketed and management believes the remaining net book value of the building will be fully recovered upon the sale. The related net book value has been reclassified to other assets on the September 30, 1998 balance sheet.

Management believes that the workforce reductions, relocation to more efficient facilities and the continued efforts to reduce certain targeted costs such as advertising and new product development will reduce expenses by approximately $9.0 million annually.

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

Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, is cash balances and available borrowing capacity.

During the three months ended September 30, 1998, the Company's operating activities used $8.8 million of cash, primarily as a result of the net loss for the first quarter and the increase in inventories. Inventories increased $2.6 million primarily as a result of sourcing constraints related to typewriters and supplies and accessories.

Capital expenditures for the three months ended September 30, 1998 were $.2 million and are primarily related to new product tooling. The Company had no material commitments for additional capital expenditures at September 30, 1998.

The Company believes that its cash and borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.


PART II - Other Information

Item 1.	Legal Proceedings.

Information required by this item is incorporated by reference from "Note 2 Contingencies" and in the Notes to the Consolidated Financial Statements appearing in this Form 10-Q Quarterly Report.

Item 5.   Other Events

On November 4, 1998, the Company announced the appointment of John A. Bermingham to the post of President and Chief Executive Officer. Mr. Bermingham will also serve as a Director of the Company. Mr. Bermingham, 54, replaced Peter N. Parts, who assumed the senior management post in July. Mr. Parts will retain his position as Chairman of the Board.

Mr. Bermingham has a 25-year career in consumer electronics management and corporate revitalization. He served as president and chief executive of Rolodex Corporation and achieved that company's turnaround. He also served as chief executive of AT&T Smart Cards Systems and Solutions and as a senior officer for AT&T's New Business Ventures division. Mr. Bermingham was a long standing officer of Sony Corporation of America, rising from vice president of sales and marketing to executive vice president of Sony's Electronics Group.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27	Financial Data Schedule

          (b)  Reports on Form 8-K

            		Two Current Reports on Form 8-K were filed with the Commission during the first quarter of the Company's 1999 fiscal year.

1.) The July 20, 1998 Form 8-K Current Report disclosed under Item 5 that Peter Parts Chairman of the Board of Directors assumed the post of President and Chief Executive Officer replacing W. Michael Driscoll who retired as the Company's President and Chief Executive Officer. Additionally, effective July 22, 1998 Ronald F. Stengel resigned as Director of the Company.

2.)	The September 30, 1998 Form 8-K Current Report disclosed under Item 5 a change in the Company's certifying accountant to KPMG Peat Marwick LLP from Deloitte & Touche LLP.



                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SMITH CORONA CORPORATION




November 13, 1998

                              By: /s/ Martin D. Wilson
                                  Martin D. Wilson
                                  Senior Vice President
                                  Chief Financial Officer
                                 (Principal Financial and
                                  Accounting Officer)
EXHIBIT INDEX

Exhibit No.		Description


EX-27		Financial Data Schedule