Form 10-Q
period 1998-12-31
SMITH CORONA CORP
filed 1999-02-12
CIK 851292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-Q

	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

		For the Quarterly Period Ended December 31, 1998

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

                                             Outstanding at
   Class                                February 8, 1999
Common Stock, par value $.001             2,983,372
per share

SMITH CORONA CORPORATION AND SUBSIDIARIES

INDEX


                                                              Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 1998 and June 30, 1998                    1

          Consolidated Statements of Operations - For the
          three and six months ended December 31, 1998
          and 1997                                               2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the six months ended
          December 31, 1998                                      3

          Consolidated Statements of Cash Flows - For the
          six months ended December 31, 1998 and 1997            4

          Notes to Consolidated Financial Statements           5-9


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                 10-13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     13

Item 4.   Submission of Matters to a Vote of Security Holders   13

Item 6.   Exhibits and Reports on Form 8-K                      13


Signatures                                                      14

Exhibit Index                                                   15


          SMITH CORONA CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
                    ($ in thousands)

                                              December 31,   June 30,
                                               1998            1998
ASSETS                                       (unaudited)   (audited)
  Current assets:
    Cash and cash equivalents                $ 3,095        $15,293
    Accounts receivable (net of allowance
      for doubtful accounts of $462 and
      $638, respectively)                     10,460          9,492
    Inventories                               13,857         15,399
    Prepaid expenses and other current
      Assets                                   3,312          3,090
    Total current assets                      30,724         43,274

  Property, plant and equipment, net           3,589          6,511
  Other assets                                 2,098            302

    TOTAL                                    $36,411        $50,087

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                           $ 4,044        $ 6,025
    Accrued liabilities                        9,443          8,204
    Taxes payable                              3,163          3,138
    Total current liabilities                 16,650         17,367

  Pension liability                            4,788          4,827
  Postretirement benefits                      2,963          3,846
  Other long-term liabilities                  3,568          4,007
    Total liabilities                         27,969         30,047
  Stockholders' equity:
    Common stock-3,313,401 shares
       and 3,141,654 shares issued
       and outstanding, respectively               3              3
    Additional paid-in capital                55,781         55,512
    Deferred compensation                       (270)          (326)
    Accumulated deficit                      (47,072)       (35,149)
    Total stockholders' equity                 8,442         20,040

    TOTAL                                    $36,411        $50,087

See accompanying notes to consolidated financial statements.


         SMITH CORONA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
         ($ in thousands, except per share amounts)

                              Three months ended       Six months ended
                                 December 31,             December 31,
                               1998       1997          1998       1997
                                 (unaudited)              (unaudited)

Net sales                     $12,768   $17,005        $ 23,882  $31,797
Cost of goods sold             13,548    12,219          23,597   23,760
  Gross margin                   (780)    4,786             285    8,037
Selling, general and
  administrative expenses       5,269     7,244          10,792   12,036
Restructuring expense             141         -           1,324        -
Reorganization income              -       (310)              -     (249)
Gain on sale of
  manufacturing operations          -    (3,700)              -   (3,700)
Other income                        -         -               -     (100)
Operating income (loss)        (6,190)    1,552         (11,831)      50
Interest (income) expense           4      (245)           (  3)    (439)


Income (loss) before income
  taxes and extraordinary
  gain                         (6,194)    1,797         (11,828)     489
Income taxes                       58        72              95      223
Income (loss) before
  extraordinary gain           (6,252)    1,725         (11,923)     266
Extraordinary gain-net              -       460               -      460
Net income (loss)             $(6,252)  $ 2,185        $(11,923) $   726


Earnings (loss) per common
  share-basic:
Income (loss) before
  extraordinary gain          $ (2.10)  $   .63        $  (4.00) $   .10
Extraordinary gain-net              -       .17               -      .17
Net income (loss)             $ (2.10)  $   .80        $  (4.00) $   .27

Earnings (loss) per common
  share-diluted:
Income (loss) before
  extraordinary gain          $ (2.10)  $   .61        $  (4.00) $   .09
Extraordinary gain-net              -       .17               -      .17
Net income (loss)             $ (2.10)  $   .78        $  (4.00) $   .26

See accompanying notes to consolidated financial statements.

        				SMITH CORONA CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         For the six months ended December 31, 1998
                     ($ in thousands)
(unaudited)

                                  Additional
                          Common  Paid-In    Deferred     Accumulated
                           Stock  Capital    Compensation Deficit     Total

Balance June 30, 1998      $  3   $55,512      $(326)    $(35,149)  $ 20,040

Net loss                      -         -          -      (11,923)   (11,923)

Deferred compensation         -       269       (269)           -          -

Amortization of deferred
  compensation                -         -        325            -        325
Balance December 31, 1998  $  3   $55,781      $(270)    $(47,072)   $ 8,442

See accompanying notes to consolidated financial statements.

             SMITH CORONA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       ($ in thousands)

                                                   Six months ended
                                                     December 31,
                                                    1998      1997
                                                     (unaudited)

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $(11,923)  $   726
  Adjustments to reconcile net income
    (loss)  to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                  1,402     1,419
      Gain on sale of manufacturing operations           -    (3,700)
      Gain on disposition of
        property, plant and equipment                  (62)      (24)
      Inventory provisions                           1,897      (107)
      Extraordinary gain                                 -      (460)
      Other noncash items                                -        16
      Changes in assets and liabilities:
          Accounts receivable                         (968)   (1,534)
          Inventories                                 (355)      559
          Prepaid expenses and
            other current assets                      (192)   (1,314)
          Other assets                                 116       (55)
          Trade payables                            (1,981)    1,571
          Accrued liabilities and income taxes
           Payable                                   1,442    (1,676)
          Postretirement benefits and pension
           Liability                                  (922)   (1,065)
          Other long-term liabilities                 (438)        -
  Net cash used in
    operating activities                           (11,984)   (5,644)
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property,
    plant and equipment                                 62       100
  Proceeds from the sale of
    manufacturing operations                             -    13,672
  Capital expenditures                                (276)   (1,344)
  Net cash provided by (used in)
    investing activities                              (214)   12,428
  Increase (decrease) in
    cash and cash equivalents                      (12,198)    6,784
  Cash and cash equivalents:
    Beginning of period                             15,293    21,985
    End of period                                 $  3,095   $28,769

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

NOTE 2 - CONTINGENCIES

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At December 31, 1998 and June 30, 1998, the Company had recorded liabilities of approximately $1,865 and $1,889, respectively, related primarily to remediation and monitoring of environmental sites. Because of the uncertainties associated with assessing environmental matters, the related ultimate liabilities are not presently determinable. However, based on facts presently known, management does not believe that these investigations, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

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

The ultimate determination of taxes payable is pending the outcome of certain legal entity reconfigurations within the Company's worldwide structure. The reconfigurations are expected to be finalized prior to June 30, 1999. Based on the status of the related actions, management believes that the amount recorded as taxes payable will exceed the amounts ultimately due. The company will await final resolution of this matter before making any adjustment required to taxes payable.

The Company's current procurement contract for typewriters and related supplies and accessories provides for retroactive price increases in certain circumstances including shortfalls in actual purchases versus those forecasted. Due to shortfalls from forecasted purchases the Company has incurred approximately $870 in retroactive price increases for the six months ending December 31, 1998. The Company has begun discussions with its supplier to eliminate along with other contractual items, the retroactive price increase provisions of the contract particularly for the remainder of this fiscal year. The ultimate retroactive price increase for the six months ending June 30, 1999 is presently not determinable.
However, management estimates that the retroactive price increase could be as high as $2,100 pending the actual level of purchases, the outcome of discussions with its supplier and the outcome of certain other contract provisions.

NOTE 3 - INVENTORIES

A summary of inventories, by major classification and net of reserves, is as follows:

                                     December 31,      June 30,
                                       1998               1998

Raw materials and work-in-process     $   122          $    91
Finished goods                         13,735           15,308
	Total                                $13,857          $15,399

During the six months ended December 31, 1998 the Company recorded inventory writedowns of approximately $1,897. These writedowns were primarily related to sharp market price declines in telephony products, facsimile machines and certain typewriters and the Company's strategic decision to de-emphasize certain telephony and facsimile products which face heavy competition and increasing price constraints that contribute to continuing gross margin decline.


NOTE 4 - LOSS PER SHARE

The following tables reconcile the numerators and denominators of the basic and diluted income (loss) per share for the income (loss) before extraordinary gain presented in the Consolidated Statements of Operations:

                                      Three months ended December 31, 1998
                                        Loss         Shares      Per-Share
                                     (Numerator)  (Denominator)    Amount

Basic Loss per Share
  Net loss                              $(6,252)       2,983       $(2.10)

Effect of dilutive securities
  Warrants                                   (a)          (a)
  Stock Options                              (b)          (b)
  Restricted Stock                            -           (c)

Diluted Loss per Share
  Net loss                              $(6,252)       2,983       $(2.10)

                                       Three months ended December 31, 1997
                                         Loss         Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount

Basic Income per Share
  Net income before
   extraordinary gain                   $ 1,725        2,728        $(.63)

Effect of dilutive securities
  Warrants                                   (a)          (a)
  Restricted Stock                            -           85

Diluted Income per Share
  Net income before
   extraordinary gain                   $ 1,725        2,813        $(.61)

                                        Six months ended December 31, 1998
                                        Loss         Shares      Per-Share
                                     (Numerator)  (Denominator)    Amount

Basic Loss per Share
  Net loss                              $(11,923)      2,983       $(4.00)

Effect of dilutive securities
  Warrants                                    (a)         (a)
  Stock Options                               (b)         (b)
  Restricted Stock                             -          (c)

Diluted Loss per Share
  Net loss                              $(11,923)      2,983       $(4.00)

Note 4 - LOSS PER SHARE (cont.)
                                        Six months ended December 31, 1997
                                        Loss         Shares      Per-Share
                                     (Numerator)  (Denominator)    Amount

Basic Income per Share
  Net income before
   extraordinary gain                   $   266        2,693        $ .10

Effect of dilutive securities
  Warrants                                   (a)         (a)
  Restricted Stock                            -          81

Diluted Income per Share
  Net income before
   extraordinary gain                   $   266       2,774        $ .09

(a) Warrants to purchase 1,512,073 shares at December 31, 1998 and 1,512,423 at December 31, 1997 of common stock at $8.50 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the common shares and, accordingly they would have an anti-dilutive effect.

(b) Options to purchase 147,738 shares of common stock at $6.13 per share were outstanding but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares and, accordingly they would have an anti-dilutive effect.

(c) Restricted Stock of 330,029 shares at December 31, 1998 and 96,274 shares at December 31, 1997 would have an anti-dilutive effect in the computation.


NOTE 5 - RESTRUCTURING

In the first quarter ended September 30, 1998, the Company reevaluated its strategy and focus and deployment of its resources to take advantage of new and existing opportunities. As a result, management determined, among other things, that the Company needed to continue transitioning its administrative cost structure from that of a manufacturing company to one of a sales and marketing company.

In connection with this strategic initiative, the Company announced a restructuring plan on September 28, 1998 and recorded a related pre-tax and post-tax charge of $1,324 in the six months ended December 31, 1998. The substantial portion of this charge relates to the severance cost associated with the termination of approximately 130 positions, primarily at the Company's Cortland, New York corporate headquarters. The affected employees have been identified and notified. To a much lesser extent the restructuring charge also includes provisions related to a planned sale of the furnishings and equipment located at the corporate headquarters.

In connection with the restructuring, the Company plans to sell the building in Cortland, New York and to relocate its corporate headquarters to more efficient facilities. The Cortland headquarters building is being actively marketed and management believes the net book value of the building will be fully recovered upon the sale. The related net book value has been reclassified to other assets on the December 31, 1998 balance sheet.

Management believes that the workforce reductions, relocation to more efficient facilities and the continued efforts to reduce certain targeted costs such as advertising and new product development will reduce expenses by approximately $9,000 annually.

NOTE 6 - Loan and Security Agreement

As of December 31, 1998, the Company was in default of the adjusted net worth covenant provision of its loan and security agreement (the "Loan and Security Agreement"). There were no borrowings outstanding under this facility at December 31, 1998. The Company and its lender have executed a waiver and amendment to the Loan and Security Agreement. Pursuant to the provisions of the waiver and amendment, the Company must maintain an adjusted net worth, as defined, of not less than one dollar through June 29, 1999 and $2,000 thereafter. Management believes that it will have adequate financing flexibility under the Loan and Security Agreement, as amended.

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

Results of Operations


A number of significant events occurred during the second quarter ended December 31, 1998, as Smith Corona continued its transition from a manufacturing company to a sales and marketing organization. In October 1998, Martin D. Wilson began serving as senior vice president and chief financial officer of the Company. In November, the Company appointed
John A. Bermingham, an executive experienced in consumer electronics and office product management, to the position of president and chief executive officer. In December, Vincent T. Abbatiello was named as vice president of sales.

During the second quarter, the management team began implementing the restructuring plan announced in late September. Staff streamlining in conjunction with the 60-day notice period began in late November and will continue through the third quarter, resulting in the elimination of approximately 130 positions. During the second quarter, the Company also executed a lease for a 30,000 square-foot office site located in Cortland, New York. The relocation of headquarters, which is expected to occur in the third quarter, will result in a $1.6 million annual savings assuming the sale of the current owned facility which is now being negotiated.

The Company continues to refine its business plan which calls for the expansion and diversification of its product lines with a renewed emphasis on building on the market's recognition of the Smith Corona brand in printed document and data transmission. The Company believes it can strengthen its global core business in typewriter and related accessories and supplies by expanding its sales capabilities and by marketing more visually appealing models.

In keeping with its history of marketing products related to printed document production, the Company is also negotiating with numerous suppliers to expand product lines and develop new product lines in inkjet printer supplies, labeling devices and supplies, and digital photo printers and supplies. As a result the Company is de-emphasizing its telephony and facsimile products, which face heavy competition and decreasing prices that contribute to lower margins.

The Company anticipates introducing the first of these newly sourced products in the third quarter with the first impact on revenues expected to occur in the fourth quarter. The Company intends to rely on its existing distribution network to market its products to the small office/home office
(SOHO) market, as well as expand to new channels of distribution and to increase its emphasis on international markets. The Company's success depends on its ability to successfully source, market and sell its products while continuing to implement cost controls to keep expenses in line with revenues.

Net sales of $12.8 million for the quarter ended December 31, 1998 decreased 24.9 percent from last year's second quarter net sales of $17.0 million. For the six month period ended December 31, 1998, net sales were $23.9 million, a 24.8 percent decrease from last year's comparable period of $31.8 million. Unit sales of typewriters and related accessories and supplies are lower than a year ago, both domestically and internationally, as a result of a shrinking market and a continuing difficult and competitive environment. The lower volumes are partially offset by newly sourced product net sales of $1.9 million for the three months ended December 31, 1998 and $3.5 million for the six months ended December 31, 1998. The prior year comparable three and six month periods ended
December 31, 1997 included $.4 million in newly sourced product sales.

Gross margin, as a percentage of net sales, was (6.1) percent for the second quarter ended December 31, 1998, as compared to 28.1 percent for the comparable period last year. For the six months ended December 31, 1998 the gross margin as a percentage of net sales was 1.2 percent as compared to 25.3 percent last year. Sales in the three and six months ended December 31, 1998 included the clearing out of low-end telephony products and facsimile inventory that resulted in a negative impact on gross margins. In the fourth quarter of the Company's 1998 fiscal year competitors began reducing market prices for the low-end telephony and facsimile products. These sharp price declines resulted in the Company having to reduce its low-end telephony and facsimile product pricing and record related inventory writedowns. Additionally, the six months ended December 31, 1998 was adversely impacted by a charge of approximately $1.9 million for additional inventory related provisions.

The Company's current procurement contract for typewriters and related supplies and accessories provides for retroactive price increases in certain circumstances including shortfalls in actual purchases versus those forecasted. Due to shortfalls from forecasted purchases, the Company has incurred approximately $.9 million in retroactive price increases for the six months ending December 31, 1998. The Company has begun discussions with its supplier to eliminate, along with other contractual items, the retroactive price increase provisions of the contract particularly for the remainder of this fiscal year. The ultimate retroactive price increase for the six months ending June 30, 1999 is presently not determinable.
However, management estimates that the retroactive price increase could be as high as $2.1 million pending the actual level of purchases, the outcome of discussions with its supplier and the outcome of certain other contract provisions.

Selling, general and administrative expenses for the three and six months ended December 31, 1998 were $5.3 million and $10.8 million as compared to $7.2 million and $12.0 million last year. The decrease in spending from the prior year was primarily associated with sharp declines in spending to support development and advertising of newly sourced products.

In the first quarter ended September 30, 1998, the Company reevaluated its strategy and focus and the deployment of its resources to take advantage of new and existing opportunities. As a result of this evaluation, management determined, among other things, that the Company needed to continue transitioning its administrative cost structure from that of a manufacturing company to one of a sales and marketing company.

In connection with this strategic initiative, the Company announced a restructuring plan on September 28, 1998 and recorded a related pre-tax and post-tax charge of $1.3 million in the six months ended December 31, 1998. The substantial portion of this charge relates to the severance cost associated with the termination of approximately 130 positions, primarily at the Company's Cortland, New York corporate headquarters. The affected employees have been identified and notified. To a much lesser extent the restructuring charge also includes provisions related to a planned sale of the furnishings and equipment located at the corporate headquarters.

In connection with the restructuring, the Company plans to sell the building in Cortland, New York and to relocate its corporate headquarters to more efficient facilities. The Cortland headquarters building is being actively marketed and management believes the net book value of the building will be fully recovered upon the sale. The related net book value has been reclassified to other assets on the December 31, 1998 balance sheet.

Management believes that the workforce reductions, relocation to more efficient facilities and the continued efforts to reduce certain targeted costs such as advertising and new product development will reduce expenses by approximately $9.0 million annually.

The Company believes its products and major operating systems are year 2000 compliant. The Company is in the process of gathering information concerning the year 2000-compliance status of its suppliers. In the event that any of the Company's significant suppliers do not successfully and timely achieve year 2000 compliance, the Company's business could be adversely affected. Any significant disruption of the Company's ability to communicate electronically with its business partners could negatively impact the Company's business.

Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash balances and available borrowing capacity.

As of December 31, 1998, the Company was in default of the adjusted net worth covenant provision of its loan and security agreement ("Loan and Security Agreement"). There were no borrowings outstanding under this facility at December 31, 1998. The Company and its lender have executed a waiver and amendment to the Loan and Security Agreement. Pursuant to the provisions of the waiver and amendment, the Company must maintain an adjusted net worth of not less than one dollar through June 29, 1999 and $2.0 million thereafter. Management believes that it will have adequate financing flexibility under the Loan and Security Agreement, as amended.

During the six months ended December 31, 1998, the Company's operating activities used $12.0 million of cash, primarily as a result of the net loss. Capital expenditures for the six months ended December 31, 1998 were $.3 million and are primarily related to new product tooling. The Company had no material commitments for additional capital expenditures at December 31, 1998.

The Company believes that its cash and borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.


PART II - Other Information

Item 1.	Legal Proceedings.

Information required by this item is incorporated by reference from "Note 2
- Contingencies" in the Notes to the Consolidated Financial Statements appearing in this Form 10-Q Quarterly Report.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders of the Company held on November 23, 1998, the following individuals were elected directors of the Company:

                                   Total Votes        Total Votes
          Directors                    For              Against

          Michael J. Murray         2,247,087             12,413
          Dr. Richard N. Rosett     2,246,576             12,924


At the same meeting, the appointment of KPMG LLP as independent certified public accountants for the Company for the fiscal year ending June 30, 1999 was ratified by a vote of 2,338,569 for, 54,831 against, and 6,195 abstaining.


Item 6.	Exhibits and Reports on Form 8-K

  (a)  Exhibits

       27   Financial Data Schedule

  (b) Reports on Form 8-K

      None



                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









SMITH CORONA CORPORATION




February 12, 1999

                                By: /s/ Martin D. Wilson
                                     Martin D. Wilson
                                     Senior Vice President &
                                     Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)
EXHIBIT INDEX

Exhibit No.		Description


EX-27		Financial Data Schedule