Form 10-Q
period 1999-03-31
SMITH CORONA CORP
filed 1999-05-13
CIK 851292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-Q

	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

		For the Quarterly Period Ended March 31, 1999

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

842 Bennie Road, Cortland, New York 13045
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
Yes   X  		No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
          Class                                       May 5, 1999
Common Stock, par value $.001                          3,138,679
per share

SMITH CORONA CORPORATION AND SUBSIDIARIES

INDEX


                                                              Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Condensed Consolidated Balance Sheets -
          March 31, 1999 and June 30, 1998                       1

          Consolidated Statements of Operations - For the
          three and nine months ended March 31, 1999
          and 1998                                               2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the nine months ended
          March 31, 1999                                         3

          Consolidated Statements of Cash Flows - For the
          nine months ended March  31, 1999 and 1998             4

          Notes to Consolidated Financial Statements           5-8


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                  9-12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     12

Item 6.   Exhibits and Reports on Form 8-K                      12


Signatures                                                      13

Exhibit Index                                                   14



                 SMITH CORONA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          ($ in thousands)


                                              March 31,      June 30,
                                               1999            1998
ASSETS                                       (unaudited)   (audited)
  Current assets:
    Cash and cash equivalents                $ 5,932        $15,293
    Accounts receivable (net of allowance
      for doubtful accounts of $509 and
      $638, respectively)                      6,278          9,492
    Inventories                                9,653         15,399
    Prepaid expenses and other current
      assets                                     752          3,090
    Total current assets                      22,615         43,274

  Property, plant and equipment, net           2,771          6,511
  Other assets                                 2,524            302

    TOTAL                                    $27,910        $50,087

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                           $ 3,761        $ 6,025
    Accrued liabilities                        8,271          8,204
    Taxes payable                              3,167          3,138
    Total current liabilities                 15,199         17,367

  Pension liability                            4,768          4,827
  Postretirement benefits                      2,343          3,846
  Other long-term liabilities                  1,641          4,007
    Total liabilities                         23,951         30,047
  Stockholders' equity:
    Common stock-3,311,228 shares
       and 3,141,654 shares issued
       and outstanding, respectively               3              3
    Additional paid-in capital                55,779         55,512
    Deferred compensation                       (167)          (326)
    Accumulated deficit                      (51,656)       (35,149)
    Total stockholders' equity                 3,959         20,040

    TOTAL                                    $27,910        $50,087

See accompanying notes to consolidated financial statements.


                    SMITH CORONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share amounts)



                              Three months ended       Nine months ended
                                 March 31,                 March 31,
                               1999       1998          1999       1998
                                 (unaudited)              (unaudited)

Net sales                     $11,893   $15,096        $ 35,775  $46,893
Cost of goods sold             12,219    10,600          35,816   34,360
  Gross margin                   (326)    4,496             (41)  12,533
Selling, general and
  administrative expenses       4,574     7,722          15,366   19,758
Restructuring expense               -         -           1,324        -
Reorganization income               -         -               -     (249)
Gain on sale of
  manufacturing operations          -         -               -   (3,700)
Other income                        -       (49)              -     (149)
Operating loss                 (4,900)   (3,177)        (16,731)  (3,127)
Interest (income) expense        (342)     (340)           (345)    (779)


Loss before income
  taxes and extraordinary
  gain                         (4,558)   (2,837)        (16,386)  (2,348)
Income taxes                       26        70             121      293
Loss before
  extraordinary gain           (4,584)   (2,907)        (16,507)  (2,641)
Extraordinary gain-net              -         -               -      460
Net loss                      $(4,584)  $(2,907)       $(16,507) $(2,181)


Earnings (loss) per common
  share-basic:
Loss before
  extraordinary gain          $ (1.51)  $ (1.04)       $  (5.51) $  (.97)
Extraordinary gain-net              -         -               -      .16
Net loss                      $ (1.51)  $ (1.04)       $  (5.51) $  (.81)

Earnings (loss) per common
  share-diluted:
Loss before
  extraordinary gain          $ (1.51)  $ (1.04)       $  (5.51) $  (.97)
Extraordinary gain-net              -         -               -      .16
Net loss                      $ (1.51)  $ (1.04)       $  (5.51) $  (.81)


See accompanying notes to consolidated financial statements

            				SMITH CORONA CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the nine months ended March 31, 1999
                             ($ in thousands)
                                (unaudited)

                                  Additional
                          Common  Paid-In    Deferred     Accumulated
                           Stock  Capital    Compensation Deficit     Total

Balance June 30, 1998      $  3   $55,512      $(326)    $(35,149)  $ 20,040

Net loss                      -         -          -      (16,507)   (16,507)

Exercise of Warrants          -         3          -            -          3

Deferred compensation         -       264       (264)           -          -

Amortization of deferred
  compensation                -         -        423            -        423
Balance March 31, 1999     $  3   $55,779      $(167)    $(51,656)   $ 3,959

See accompanying notes to consolidated financial statements.

                       SMITH CORONA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in thousands)
                                                   Nine months ended
                                                       March  31,
                                                    1999      1998
                                                     (unaudited)

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(16,507)  $(2,181)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization                  2,033     1,768
      Gain on sale of manufacturing operations           -    (3,700)
      (Gain) loss on disposition of
        property, plant and equipment                 (103)       10
      Inventory provisions                           2,178       774
      Extraordinary gain                                 -      (460)
      Other noncash items                                -        16
      Changes in assets and liabilities:
          Accounts receivable                        3,214       (32)
          Inventories                                3,568    (1,927)
          Prepaid expenses and
            other current assets                     2,368    (1,578)
          Other assets                                 142       (19)
          Trade payables                            (2,264)    1,077
          Accrued liabilities and income taxes
           payable                                     274    (2,672)
          Postretirement benefits and pension
           liability                                (1,561)   (1,570)
          Other long-term liabilities               (2,366)        -
  Net cash used in
    operating activities                            (9,024)  (10,494)
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property,
    plant and equipment                                103       100
  Proceeds from the sale of
    manufacturing operations                             -    14,719
  Capital expenditures                                (440)   (1,804)
  Net cash provided by (used in)
    investing activities                              (337)   13,015
  Increase (decrease) in
    cash and cash equivalents                       (9,361)    2,521
  Cash and cash equivalents:
    Beginning of period                             15,293    21,985
    End of period                                 $  5,932   $24,506

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

NOTE 2 - CONTINGENCIES

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. At March 31, 1999 and June 30, 1998, the Company had recorded liabilities of approximately $1,804 and $1,889, respectively, related primarily to remediation and monitoring of environmental sites. Because of the uncertainties associated with assessing environmental matters, the related ultimate liabilities are not accurately determinable. However, based on facts presently known, management does not believe that these investigations, if resolved adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site") and together, (the "Owner/Operator Sites"). The Company's liability at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. The remediation program at the Cortlandville Site consists of round-the-clock pumping and filtering. The soil venting with a soil infiltration injection system for the Groton Site remediation is now reduced to periodic soil and water sampling. A decommissioning plan for the Groton Site has been approved and decommissioning activities have commenced. To the Company's knowledge, the only future costs that will be associated with remediation of those sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. The Company believes that it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville Sites. See Note 7 - Sale of Property, Plant and Equipment.

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

The Company's current procurement contract for typewriters and related supplies and accessories provides for retroactive price increases in certain circumstances including shortfalls in actual purchases versus those forecasted. Due to shortfalls from forecasted purchases the Company has incurred approximately $2,444 in retroactive price increases for the nine months ending March 31, 1999 which includes an estimated additional $800 relating to expected shortfalls in the fourth quarter. The Company continues discussions with its supplier to eliminate, along with other contractual items, the retroactive price increase provisions of the contract particularly for the remainder of this fiscal year. The ultimate retroactive price increase for the three months ending June 30, 1999 depends on the actual level of purchases, the outcome of discussions with its supplier and the outcome of certain other contract provisions.

NOTE 3 - INVENTORIES

A summary of inventories, by major classification and net of reserves, is as follows:

                                       March 31,       June 30,
                                        1999             1998

Raw materials and work-in-process     $   304          $    91
Finished goods                          9,349           15,308
	Total                                $ 9,653          $15,399

NOTE 4 - EARNINGS (LOSS) PER SHARE

The following tables reconcile the numerators and denominators of the basic and diluted (loss) per share for the loss before extraordinary gain presented in the Consolidated Statements of Operations:

                                         Three months ended March 31, 1999
                                        Loss         Shares      Per-Share
                                     (Numerator)  (Denominator)    Amount

Basic Loss per Share
  Loss before extraordinary gain        $(4,584)       3,028       $(1.51)

Effect of dilutive securities
  Warrants                                   (a)          (a)
  Stock Options                              (b)          (b)
  Restricted Stock                            -           (c)

Diluted Loss per Share
  Loss before extraordinary gain        $(4,584)       3,028       $(1.51)
Note 4 - LOSS PER SHARE (cont.)
                                          Three months ended March 31, 1998
                                         Loss         Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount

Basic Income per Share
  Loss before extraordinary gain        $(2,907)       2,801       $(1.04)

Effect of dilutive securities
  Warrants                                   (a)          (a)
  Stock Options                              (b)          (b)
  Restricted Stock                            -           (c)

Diluted Loss per Share
  Loss before extraordinary gain        $(2,907)       2,801       $(1.04)

                                         Nine months ended March  31, 1999
                                        Loss         Shares      Per-Share
                                     (Numerator)  (Denominator)    Amount

Basic Loss per Share
  Loss before extraordinary gain        $(16,507)      2,998       $(5.51)

Effect of dilutive securities
  Warrants                                    (a)         (a)
  Stock Options                               (b)         (b)
  Restricted Stock                             -          (c)

Diluted Loss per Share
  Loss before extraordinary gain        $(16,507)      2,998       $(5.51)

                                          Nine months ended March 31, 1998
                                        Loss         Shares      Per-Share
                                     (Numerator)  (Denominator)    Amount

Basic Loss per Share
  Loss before extraordinary gain         $(2,641)      2,718        $(.97)

Effect of dilutive securities
  Warrants                                    (a)         (a)
  Stock Options                               (b)         (b)
  Restricted Stock                             -          (c)

Diluted Loss per Share
  Loss before extraordinary gain         $(2,641)      2,718        $(.97)

(a) Warrants to purchase 1,512 shares of common stock at $8.50 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the common shares and, accordingly they would have an anti-dilutive effect. All warrants expired on March 1, 1999.

(b) Options to purchase 131 shares at March 31, 1999 and 156 at March 31, 1998 of common stock at $6.13 per share were outstanding but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares and, accordingly they would have an anti-dilutive effect.

(c) Restricted Stock of 173 shares at March 31, 1999 and 156 shares at March 31, 1998 would have an anti-dilutive effect in the computation.

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

In connection with this strategic initiative, the Company announced a restructuring plan on September 28, 1998 and recorded a related pre-tax and post-tax charge of $1,324 in the nine months ended March 31, 1999. The substantial portion of this charge relates to the severance cost associated with the termination of approximately 130 positions, primarily at the Company's Cortland, New York corporate headquarters. The affected employees were identified and notified as of September 28, 1998. To a much lesser extent the restructuring charge also includes provisions related to a planned sale of the furnishings and equipment located at the corporate headquarters.

In connection with the restructuring, the Company planned to sell its facility at 839 State Route 13 South in Cortland, New York (See Note 7 - Sale of Property, Plant and Equipment). The Smith Corona headquarters remains in Cortland, New York but was moved in March 1999 to a more efficient facility located at 842 Bennie Road, Cortland, New York. The related net book value of the facility held for sale has been reclassified to other assets on the March 31, 1999 balance sheet.

Management believes that the workforce reductions, relocation to more efficient facilities and the continued efforts to reduce certain targeted costs such as advertising and new product development will reduce expenses by approximately $9,000 annually.

NOTE 6 - LOAN AND SECURITY AGREEMENT

On February 10, 1999, the Company and its lender executed a waiver and amendment to its loan and security agreement (the "Loan and Security Agreement"). Pursuant to the provisions of the waiver and amendment, the Company must maintain an adjusted net worth, as defined, of not less than one dollar through June 29, 1999 and $2,000 thereafter. Management believes that it will have adequate financing flexibility under the Loan and Security Agreement, as amended.

NOTE 7 - SALE OF PROPERTY, PLANT AND EQUIPMENT

On April 2, 1999, the Company completed the sale of its 422,000 square-foot former manufacturing facility and tool room equipment and operations. Additionally, the buyer agreed to complete operation, maintenance, monitoring, shutdown and post-shutdown activities of the remediation systems at the Cortlandville Site. Although the buyer agreed to complete such remediation activities, the Company remains the primary obligor with the environmental authorities and as such will continue to carry the associated estimated liability for remediation activities on its balance sheet. The net cash proceeds from the sale were approximately $2,089 and the Company expects to record a fourth quarter pre-tax and post-tax gain of approximately $365 from the transaction.

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

Results of Operations

A number of significant events occurred during the nine months ended March 31, 1999, as Smith Corona continued its transition from a manufacturing company to a sales and marketing organization. In October 1998, Martin D. Wilson began serving as senior vice president and chief financial officer of the Company. In November, the Company appointed John A. Bermingham, an executive experienced in consumer electronics and office product management, to the position of president and chief executive officer. In December 1998, Vincent T. Abbatiello was named vice president of sales.

During the second and third quarter, the management team continued implementing the restructuring plan announced in late September. Staff streamlining in conjunction with the 60-day notice period began in late November and continued through the third quarter, resulting in the elimination of approximately 130 positions. During the second quarter, the Company also executed a lease for a 30,000 square-foot office site located in Cortland, New York and the relocation of headquarters occurred in March of 1999.

The Company continues to refine its business plan which calls for the expansion and diversification of its product lines with a renewed emphasis on building on the market's recognition of the Smith Corona brand in printed document and data transmission. The Company believes it can strengthen its global business in typewriter and related accessories and supplies and headsets by expanding its sales capabilities and by revising its marketing programs.

In keeping with its history of marketing products related to printed document production, the Company is also negotiating with numerous suppliers to expand product lines and develop new product lines in speech recognition products, inkjet printer supplies and digital photo printers and supplies. As a result the Company has de-emphasized its domestic telephony and facsimile products.

The Company anticipates introducing the first of these newly sourced products in the first quarter of fiscal 2000. The Company intends to rely on its existing distribution network to market its products to the small office/home office (SOHO) market, as well as expand to new channels of distribution and to increase its emphasis on international markets. The Company's success depends on its ability to successfully source, market and sell its products while continuing to implement cost controls to keep expenses in line with revenues.

Net sales of $11.9 million for the quarter ended March 31, 1999 decreased
21.2 percent from last year's third quarter net sales of $15.1 million.
For the nine month period ended March 31, 1999, net sales were $35.8 million, a 23.7 percent decrease from last year's comparable period of $46.9 million. Unit sales of typewriters and related accessories and supplies are lower than a year ago, as a result of a shrinking market and a continuing difficult and competitive environment. However, industry data indicates that the rate of decline is slowing to single digit levels. The lower volumes are partially offset by newly sourced product net sales of $2.1 million for the three months ended March 31, 1999 and $5.7 million for the nine months ended March 31, 1999. The prior year comparable three and nine month periods ended March 31, 1998 included $1.5 million and $2.0 million, respectively, in newly sourced product sales.

Gross margin, as a percentage of net sales, was (2.7) percent for the third quarter ended March 31, 1999, as compared to 29.8 percent for the comparable period last year. For the nine months ended March 31, 1999 the gross margin as a percentage of net sales was (0.1) percent as compared to
26.7 percent last year. Gross margins in the three and nine months ended March 31, 1999 were negatively affected by clearance sales of low-end telephony and facsimile products. In the fourth quarter of the Company's 1998 fiscal year competitors began reducing market prices for the low-end telephony and facsimile products. These sharp price declines resulted in the Company having to reduce its low-end telephony and facsimile product pricing and record related inventory writedowns at the end of fiscal year 1998 and during the first nine months of fiscal year 1999. The nine months ended March 31, 1999 was adversely impacted by a charge of approximately $2.2 million for additional inventory related writedowns. In the third quarter a substantial portion of the remaining low-end telephony and facsimile products inventory were sold and therefore, gross margins are expected to increase in the fourth quarter.

The Company's current procurement contract for typewriters and related supplies and accessories provides for retroactive price increases in certain circumstances including shortfalls in actual purchases versus those forecasted. Due to shortfalls from forecasted purchases, the Company has incurred approximately $2.4 million in retroactive price increases for the nine months ending March 31, 1999 which includes an estimated additional $.8 million relating to expected shortfalls in the fourth quarter. The Company continues discussions with its supplier to eliminate, along with other contractual items, the retroactive price increase provisions of the contract particularly for the remainder of this fiscal year. The ultimate retroactive price increase for the three months ending June 30, 1999 depends on the actual level of purchases, the outcome of discussions with its supplier and the outcome of certain other contract provisions.

Selling, general and administrative expenses for the three and nine months ended March 31, 1999 were $4.6 million and $15.4 million as compared to $7.7 million and $19.8 million last year. The decrease in spending from the prior year was primarily associated with sharp declines in spending to support development and advertising of newly sourced products along with reduced expenses associated with the September 1998 restructuring action.

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

In connection with this strategic initiative, the Company announced a restructuring plan on September 28, 1998 and recorded a related pre-tax and post-tax charge of $1.3 million in the nine months ended March 31, 1999. The substantial portion of this charge relates to the severance cost associated with the termination of approximately 130 positions, primarily at the Company's Cortland, New York corporate headquarters. The affected employees were identified and notified on September 28, 1998. To a much lesser extent the restructuring charge also includes provisions related to a planned sale of the furnishings and equipment located at the corporate headquarters.

In connection with the restructuring, the Company planned to sell its Cortland facility at 839 State Route 13 South, Cortland, New York. The facility sale was completed on April 2, 1999 as further described below. The Smith Corona headquarters remains in Cortland, New York but was moved in March 1999 to a more efficient facility located at 842 Bennie Road, Cortland, New York. The related net book value of the facility held for sale has been reclassified to other assets on the March 31, 1999 balance sheet.

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

On February 10, 1999, the Company and its lender executed a waiver and amendment to its loan and security agreement (the "Loan and Security Agreement"). Pursuant to the provisions of the waiver and amendment, the Company must maintain an adjusted net worth of not less than one dollar through June 29, 1999 and $2.0 million thereafter. Management believes that it will have adequate financing flexibility under the Loan and Security Agreement, as amended.

During the nine months ended March 31, 1999, the Company's operating activities used $9.0 million of cash, primarily as a result of the net loss. Accounts receivable decreased $3.2 million, which corresponds with the sales activity levels in the period. The net decrease in inventories of $3.6 million was primarily due to the clearing out of low-end telephony and facsimile products. Capital expenditures for the nine months ended March 31, 1999 were $.4 million and are primarily related to new product tooling and the office renovation of its new facility. The Company had no material commitments for additional capital expenditures at March 31, 1999.

On April 2, 1999, the Company completed the sale of its 422,000 square-foot former manufacturing facility and tool room equipment and operations. Additionally, the buyer agreed to complete operation, maintenance, monitoring, shutdown and post-shutdown activities of the remediation systems at the Cortlandville Site. Although the buyer agreed to complete such remediation activities, the Company remains the primary obligor with the environmental authorities and as such will continue to carry the associated estimated liability for remediation activities on its balance sheet. The net cash proceeds from the sale were approximately $2.0 million and the Company expects to record a fourth quarter pre-tax and post-tax gain of approximately $.3 million from the transaction.

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

  (a)  Exhibits

10.1  Waiver and Amendment to Financing Agreement dated
      February 10, 1999

10.2  Amendment to Loan and Security Agreement dated April
      1, 1999

27    Financial Data Schedule

(b) Reports on Form 8-K

None



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









SMITH CORONA CORPORATION




May 13, 1999

                                By: /s/ Martin D. Wilson
                                     Martin D. Wilson
                                     Senior Vice President &
                                     Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1             Waiver and Amendment to Financing Agreement dated
                 February 10, 1999

10.2	            Amendment to Loan and Security Agreement date April 1,
                 1999

27  	            Financial Data Schedule