Form 10-K
period 1999-06-30
SMITH CORONA CORP
filed 1999-09-16
CIK 851292

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 1999

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

                  842 Bennie Road, Cortland, New York 13045
              (Address of principal executive offices)(Zip Code)
                                (607) 753-6011
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
The aggregate market value of the voting stock and non-voting common equity of the registrant held by non-affiliates of the registrant as of August 13,1999: $3,009,146(Such amount has been computed as described in "Market for Registrant's Common Equity and Related Stockholder Matters.")

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X  No

Number of shares of Common Stock outstanding as of August 13, 1999:
3,056,406.

                   Documents Incorporated by Reference
Document                                                   Part of Form 10-K
Portions of the Proxy Statement relating to registrant's          Part III
1999 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the close of the registrant's fiscal year




TABLE OF CONTENTS


PART I...............................................................3
     Item 1 Business.................................................3
            General..................................................3
            Recent Events............................................3
            Fiscal Year 1999 Events..................................3
            History of the Business..................................4
            Products.................................................5
            Marketing, Sales and Distribution........................6
            Service..................................................7
            Seasonality..............................................7
            Competition..............................................8
            Patents, Trademarks and Licenses.........................8
            Employees................................................8
            Product Development......................................8

    Item 2. Properties...............................................9

    Item 3. Legal Proceedings........................................9

    Item 4. Submission of Matters to a Vote of Security Holders.....10

    Executive Officers of the Registrant............................10

PART II.............................................................11
    Item 5. Market for Registrant's Common Equity and Related
               Stockholder Matters..................................11

    Item 6. Selected Financial Data.................................11

    Item 7. Management's Discussion and Analysis of Results of
               Operations andd Financial Condition..................13

    Item 8. Financial Statements and Supplementary Data.............18

    Item 9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..................18

PART III............................................................19
    Item 10. Directors and Executive Officers of the Registrant.....19

    Item 11. Executive Compensation.................................19

    Item 12. Security Ownership of Certain Beneficial Owners and
                Management..........................................19

    Item 13. Certain Relationships and Related Transactions.........19

PART IV.............................................................19
    Item 14. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.........................................19

Index to Consolidated Financial Statements and Financial Statement Schedule	23



PART I

Item 1. Business                The Company

General

Smith Corona Corporation (the "Company") has a century-old reputation as a provider of typewriters, supplies and various office products. The Company ceased manufacturing in late 1997 and has since been transitioning to a sales and marketing organization. Today, the Company sources products from suppliers in North America, the Pacific Rim, and Europe.

Among the Company's current products are electronic typewriters and related supplies, commercial headsets, and inkjet replacement cartridges. Smith Corona products are distributed through the Company's extensive global distribution network.

Recent Events

On July 21, 1999 the Company announced that it had signed a seven-year licensing agreement with Office Depot, Inc. for various office products which will be sold under the Smith Corona brand name at Office Depot stores throughout the world. The licensed products for Office Depot will be offered independently of other products already marketed by the Company such as its typewriters, headsets, and related accessories and supplies. Some of the Smith Corona licensed products will begin to appear in Office Depot stores around the world as early as this fall. Office Depot will procure all products and the Company expects significant marketing exposure and advertising support for such products given Office Depot's large distribution capabilities. The Company will be paid a royalty on sales made under the license agreement.

Fiscal Year 1999 Events

A number of significant events occurred during the twelve months ended June 30, 1999, as the Company continued its transition from a manufacturing organization to a sales and marketing organization.

On July 17, 1998 Peter N. Parts, Chairman of the Board of Directors assumed the post of President and Chief Executive Officer. Mr. Parts replaced W. Michael Driscoll, who retired as the Company's President and Chief Executive Officer.

Effective September 28, 1998, the Company's Board of Directors approved a restructuring program which included: i) the elimination of approximately 130 positions primarily located at the Company's Corporate Headquarters in Cortland, New York, ii) the sale or lease of the building in Cortland, New York, and iii) relocation of the Corporate Headquarters to more efficient facilities. The restructuring program was completed as of June 30, 1999. As a result of these actions, the Company recorded a pre-tax charge, principally for severance payments, of approximately $1.3 million.

On October 1, 1998, Martin D. Wilson was appointed as the Company's Senior Vice President, Chief Financial Officer and Assistant Secretary. Mr. Wilson, who previously served as Vice President/Controller replaced John A. Piontkowski, who resigned as the Company's Executive Vice President, Chief Financial Officer and Assistant Secretary. Mr. Wilson was elected Treasurer on May 11, 1999.

On November 4, 1998, John A. Bermingham joined the Company as the Company's President and Chief Executive Officer. Mr. Bermingham replaced Peter Parts, who resigned as President and Chief Executive Officer, but remains Chairman of the Board of Directors.

On December 14, 1998, Vincent A. Abbatiello joined the Company as Vice President of Sales. Mr. Abbatiello is responsible for Sales, which was previously under Michael J. Murray, Executive Vice President, Sales and Marketing. Mr. Murray, who assumed the senior sales and marketing position on an interim basis in March 1999, remains a director of the Company.

On March 8, 1999, the Company moved its Corporate Headquarters to 842 Bennie Road in Cortland, New York. The new 27,700 square foot office is better suited for the Company's sales and marketing focus. The new office replaces a 422,000 square foot plant where the Company had previously manufactured and produced typewriters and related supplies for more than 30 years. On April 1, 1999, the 422,000 square foot plant was sold. A net gain of $.4 million was recorded in fiscal 1999 as a result of this transaction.

During the last six months of fiscal year 1999 the Company continued to refine its business plan which calls for the expansion and diversification of its product lines with a renewed emphasis on building on the market's recognition of the Smith Corona brand in printed document and data transmission products.

See "Product", "Marketing, Sales and Distribution", and
"Management's Discussion and Analysis of Results of
Operations and Financial Condition" sections of this Form 10-
K.

History of the Business

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

The Company's typewriter and personal word processor business traces its origins back to the 1880's with the development of office typewriters. Smith Corona introduced the world's first portable electric typewriter in 1957 and, for the next decade, had the only portable electric typewriter in the marketplace. In 1973, the Company introduced its revolutionary cartridge ribbon system, which is still used today. In 1979, the Company moved into electronics with major research and development efforts and, in 1981, introduced its first electronic typewriter product to the marketplace.

In 1985, the Company developed and introduced one of the industry's first personal word processors, and, in 1989, the Company introduced the industry's first laptop personal word processor.

During the year ended June 30, 1995, the Company sold substantially all of the assets and liabilities of two of its wholly-owned subsidiaries. The results of operations and related gain on sale are presented as discontinued operations (see Item 6, Selected Financial Data). Business operations of these two entities primarily consisted of the manufacture and distribution of office supplies and customized printed products.

By early 1995, the Company had experienced sales declines and operating losses, had extended payment of obligations owed to its trade vendors, and needed additional financing to meet operating requirements and fund the restructuring activities. As a result, on July 5, 1995 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. On January 27, 1997 the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Confirmation Order"). The Confirmation Order was subject to satisfaction of certain conditions precedent to the effective date. The Company satisfied the conditions and emerged from the Bankruptcy Proceedings on February 28, 1997 (the "Effective Date").

Under the Confirmation Order, all allowed general unsecured claims were satisfied through the distribution to holders of such claims of (i) the unsecured class cash of approximately $11.3 million (less any amounts paid to holders of allowed convenience class claims discussed below), and (ii) 85 percent of the Common Stock (determined on a fully diluted basis, not including the effect of the exercise of any of the below described warrants). Each holder of an allowed general unsecured claim received one share of common stock, par value $.001 per share (the "Common Stock") for each ten dollars in allowed claim value. All allowed claims senior to allowed general unsecured claims were satisfied by the payment in full in cash or notes or the assumption of all such claims. In addition, allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) received payment in cash in an amount equal to 60 percent of the amount of such claims. Registered holders as of August 15, 1996 of the Old Common Stock received warrants to purchase one share of Common Stock for each twenty shares of Old Common Stock. The warrants expired March 1, 1999.

On November 24, 1997, the Company sold its sole remaining manufacturing operations which were located in Mexico (the
"Sale"). In addition, the Company entered into a long-term manufacturing agreement pursuant to which the purchaser of the manufacturing facility agreed to manufacture certain
Smith Corona brand name products, including typewriters and related supplies. The Sale included (i) certain property, plant and equipment used in the manufacturing operations,
(ii) all the outstanding common stock of Smith Corona de
Mexico, S.A. de C.V., the Company's Mexican subsidiary, and
(iii) raw material and work-in-process inventories.

Subsequent to the Sale, the Company has operated as a sales and distribution company.

                            Products

The Company's business plan calls for the expansion and diversification of its product lines with a renewed emphasis on building on the market's recognition of the Smith Corona brand in printed document and data transmission products. As a result of this strategy and continued losses from pricing pressures, the Company has discontinued its domestic telephony and facsimile products. The Company believes it can strengthen its global business in typewriters and related supplies and headsets by expanding its sales capabilities and developing appropriate marketing strategies. Independent industry research reports indicate that the rate of decline in typewriter and related supplies sales is flattening or slowing to single digit levels. Additionally, industry data suggests that the domestic typewriters and related supplies market alone, is as high as $200 million.

In keeping with its history of marketing products related to printed document production, the Company is also negotiating with numerous suppliers to expand existing product lines and develop new product lines such as inkjet compatible cartridges, and introducing new models of typewriters and supplies. The Company is intent on introducing products that drive consumable supplies businesses.

Additionally, the Company is developing and expanding its commercial headset product offerings. According to a competitor's estimate the commercial headset industry is $500 million and growing at a rate of 20 percent annually. The Company's business plan calls for expansion of the commercial products offerings.

The Company anticipates introducing twenty-two inkjet replacement cartridges in the first quarter of fiscal 2000 followed by additional headset product offerings and new models of typewriters in the second quarter. Independent industry research reports indicate that in 1998 domestic sales of ink jet cartridges were $6.5 billion and will be $8.7 billion by the year 2002.

The Company relies on outside manufactures to provide its products. The Company intends to increase its product offerings by entering into strategic alliances with third parties in North America, Europe and the Far East to provide products or services. In that respect, the Company's efforts are focused on forging new and expanding existing alliances with companies that provide technologically advanced products that fit the Company's business plan strategy. In many cases these sourcing partners presently do not have a substantial market penetration in the United States or in other markets around the world of their products, and are intent on increasing market penetration by selling their products through the Company's distribution channels under the well-known "Smith Corona" name.

As a result of the Company's sourcing strategy to use third-party manufacturers the Company's results of operations are subject to risks of doing business abroad such as economic and political uncertainty. Additionally, there can be no assurance that a significant disruption of a third-party manufacturer would not have a negative impact on the Company's business. The success of the Company depends, in part, on its ability to source, market and sell new products while continuing to maintain cost controls to keep expenses in line with revenues.

The products or classes of similar products that accounted for 10 percent or more of net sales of the Company in any of the Company's last three fiscal years were (i) portable and compact electronic typewriters, which accounted for 44.6 percent, 49.4 percent and 45.1 percent of net sales in the fiscal years ended June 30, 1999, 1998 and 1997, respectively, (ii) personal word processors, which accounted for 11.5 percent of net sales in the fiscal year ended June 30, 1997 and (iii) typewriters and personal word processor supplies and accessories, which accounted for 38.2 percent,
35.4 percent and 36.5 percent of net sales in fiscal years ended June 30, 1999, 1998 and 1997, respectively.

                   Marketing, Sales and Distribution

In the United States, the Company markets and promotes its products through national print media, both consumer and trade. The Company also supports local advertising campaigns of its customers, if the campaigns comply with certain standards set by the Company. Advertisements focus on the key features and benefits of the various products.

The Company makes available various point-of-sale materials and other in-store visual supports for its customers. In addition, the Company provides training support for its customers' sales staffs conducted by the Company's sales support representatives.

Beginning in the last half of the year ended June 30, 1999, the Company has focused efforts on expansion of its sales and distribution capabilities and has entered into agreements with distributors and independent manufacturers' representatives for distribution of its products. The manufacturers' representative organizations increased the sales force from six to a sales force of approximately 100. Some of these representatives provide access to new channels of retail distribution. New channels of distribution include food and drugstore chains, commercial channels, government channels, and educational channels.

In the United States, the Company distributes its products through outlets in all major retail channels of distribution, including (i) national retail chain stores, such as Wal-Mart;
(ii) warehouse clubs, such as Sam's (iii) national and regional office supply wholesalers such as United Stationers and S.P. Richards; (iv) office superstores, such as Office Depot, Inc., OfficeMax and Staples; (v) office equipment dealers; and (vi) United States military exchanges. The Company does not enter into long-term contracts with its customers and therefore, there can be no assurance that the Company will continue to receive sales revenues from any particular source.

Internationally, the Company distributes its products in Canada, European Community countries, Latin America, South America, Caribbean markets and other international markets. The channels of distribution in the international markets are similar to those in the United States market and include national retail chains, catalog merchandisers, department stores, office equipment dealers, discount stores, stationers and direct mail accounts. The Company relies primarily on distributors for sales of its products in international markets. The Company's results of operations are subject to the risks of doing business abroad, including currency exchange rate fluctuations, nationalization, expropriation, limits on repatriation of funds and other risks associated with economic or political uncertainty. See the footnotes to the Consolidated Financial Statements in this Form 10-K Annual Report for information regarding the Company's business operations within and outside the United States.

Payment terms granted to customers reflect general practices in the industry. Terms vary with product and competitive conditions, but generally require payment within 30 to 90 days. Historically, bad debts have been insignificant. Wal-Mart Stores, Inc., one of the Company's largest customers, was responsible for 27 percent of consolidated net sales in the year ended June 30, 1999. Wal-Mart Stores, Inc. was the only customer responsible for more than 10 percent of net sales. All of the Company's sales are made to customers who are not affiliated with the Company.

                          Service

The Company's products are serviced in the United States principally by an independent service center located in Cortland, New York in addition to other independent service stations domestically and internationally. The service center and stations employ trained technicians, maintain parts inventory, and perform warranty and other repairs.


                         Seasonality

The Company believes that its business in the aggregate is not seasonal, although certain of its products sell more heavily in gift-giving seasons such as the winter holidays and school graduation periods.

                        Competition

The portable and compact electronic typewriter business is a competitive market. The Company faces competition primarily from Brother International Corporation, and Olivetti Lexikon S.p.A., which distribute portable and compact electronic typewriters. Inkjet compatible cartridges compete with original manufacturers and other compatible brands such as NCR and Dataproducts. Headsets compete with brands such as Plantionics and GN Netcom. Some of the competitors may have greater financial resources than the Company. Telephony products competed against brands such as Lucent, Sony, Uniden and Panasonic. Facsimile products competed against brands such as Brother, Canon and Sharp. In the fourth quarter of the Company's 1998 fiscal year competitors began reducing market prices for the low-end telephony and facsimile products. These sharp price declines resulted in the Company having to reduce its low-end telephony and facsimile product pricing as well as take charges for new product inventory writedowns and ultimately led to the discontinuance of these products.

             Patents, Trademarks and Licenses

The Company owns or licenses a number of patents and patent applications, which are valuable to its typewriters and supplies and accessories business. The Company is the owner of a number of trademarks and U.S. and foreign registrations thereof, the most important of which is the trademark, "Smith Corona".

                          Employees

As of June 30, 1999, the Company employed approximately 94 people. Management considers its employee relations to be good.

                    Product Development

The Company sources its products from outside manufacturers and relies on such manufacturers, as well as other third parties, for assistance with its research and development activities.

The Company's expenditures for product development activities were approximately $1.9 million, $4.8 million and $1.9 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Product development expenses were concentrated primarily in the development of new products and the enhancement of existing products.

Item 2. Properties

Information with respect to the principal facilities used by the Company is set forth below:

                                               Approximate
                                               Square      Owned/
Location               Primary Use             Footage     Leased
Cortland, NY......  Headquarters               27,700      Leased
San Diego, CA.....  Warehousing/Office         77,000      Leased
All other locations Warehousing/
                    Sales/Service              20,400      Leased

                      Total.............      125,100

The Company subleases approximately 12,600 square feet of the 77,000 square feet of warehousing and office space in the San
Diego facility.

Item 3. Legal Proceedings

Description of Legal Proceedings

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site" and, together, the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. The remediation program at the Cortlandville Site consists of round-the-clock pumping and filtering. In April 1999 the Company sold its Cortlandville facility and as part of the sale agreement, the buyer agreed to continue and complete the Company's responsibilities including the operation, maintenance, monitoring, shutdown and post-shutdown activities of the remediation system. Although the buyer agreed to complete such remediation activities, the Company remains the primary obligor with the environmental authorities and as such will continue to carry the associated estimated liability for remediation activities on its balance sheet. The remediation program at the Groton Site consists of periodic soil and water sampling. A decommissioning plan for the Groton Site was approved and decommissioning activities have been completed. To the Company's knowledge, the only future costs that will be associated with remediation of the Cortlandville and Groton Sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. At June 30, 1999 and June 30, 1998, the Company had recorded liabilities of approximately $.8 million and $1.9 million, respectively, primarily related to these environmental matters. The Company believes that it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville Sites.

On April 12, 1999, the Company filed a summons and complaint in the Supreme Court in the County of Cortland in the State of New York against Tele-Art, Ltd. and certain affiliates that had supplied the Company with telecommunications products during 1997 and 1998. In the complaint, the Company makes several claims, including that the products delivered by Tele-Art were defective, not in accordance with specifications and that Tele-Art refused to replace or repair the defective and non-conforming products. In addition, the Company claims that Tele-Art breached various warranties and representations made to the Company and made false representations, which constitute a fraud upon the Company. The Company is seeking damages in the amount of $13.5 million plus punitive damages and costs and expenses. On June 18, 1999, Tele-Art filed a motion to dismiss the claims against them and/or to stay further proceedings and compel the Company to arbitrate such claims. Although management believes the Company is entitled to the damages claimed, it is the opinion of management that failure to recover full damages will not have a material adverse effect on the Company's financial position or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The officers of the Company are elected by and serve at the direction of the Board of Directors. The executive officers of the Company and their respective positions, ages at August
23, 1999 and backgrounds are as follows:

Name                          Position                             Age
John A. Bermingham           President and Chief Executive          54
                               Officer
Martin D. Wilson             Senior Vice President,                 39
                               Chief Financial Officer
                               Treasurer and Assistant Secretary
Vincent T. Abbatiello        Vice President of Sales                38
J. Thomas Malatesta          Vice President/Product                 56
                              Development

Mr. Bermingham was elected President, Chief Executive Officer and Director on November 4, 1998. Prior to joining the Company, Mr. Bermingham was a Principal in Solutions Plus, a management consulting firm from June 1997 until November 1998. Mr. Bermingham served as the President and Chief Executive Officer of Rolodex Corporation from March 1996 to May 1997.
He served as President and Chief Executive Officer of AT&T, Smart Card Systems and Solutions, and as Group Vice President for AT&T's New Business Ventures group from January 1993 until January 1996. From 1982 until 1993 Mr. Bermingham held various executive positions at Sony Corporation of America the most recent being President of Sony Magnetic Products Group.

Mr. Wilson was named Senior Vice President, Chief Financial Officer and Assistant Secretary on October 1, 1998 and Treasurer on May 11, 1999. Mr. Wilson served as Vice President/Controller of the Company from May 1996 to September 1998. Prior to that time, he served as Controller from July 1995 to May 1996, Assistant Controller from April 1995 to July 1995, and as Director/Accounting and Financial Reporting from January 1994 to April 1995. Prior to joining the Company, he served as Financial Reporting Manager for Fisher-Price Inc., an international manufacturer, marketer and distributor of infant and preschool toys and juvenile products, from November 1991 through December 1993.

Mr. Abbatiello has served as Vice President of Sales for the Company since December 1998. Prior to joining the Company, Mr. Abbatiello served as National Accounts Manager for Lucent Technologies from March 1993 to December 1998. From 1983 until February 1993 Mr. Abbatiello held numerous sales management positions with Sony Corporation of America's Magnetic Products Group.

Mr. Malatesta was named Vice President/New Market Development on August 3, 1998 and was named Vice President/Product Development on August 11, 1999. Prior to August 1998 Mr. Malatesta was President of Global Marketing Services Incorporated, a strategic marketing consulting firm serving multinational companies. In August 1994, Mr. Malatesta filed for personal bankruptcy under Chapter 11 of the United States Bankruptcy Code. The filing was converted to Chapter 7 and upon appeal was dismissed.

PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

The Common Stock (NASDAQ symbol: SCCO) trades on the Nasdaq
SmallCap Market.
The following table sets forth the range of high and low bid prices of the Common Stock.

                         Year Ended            Year Ended
                        June 30, 1999        June 30, 1998
                        High      Low        High      Low
First quarter          $5.69     $2.50      $4.88    $3.13
Second quarter          3.13      1.25       8.13     4.31
Third quarter           2.41       .63       7.00     4.38
Fourth quarter          2.25       .75       6.88     5.00

As of August 13, 1999, there were approximately 450 holders of record of Common Stock.

The Company's Transfer Agent and Registrar is HSBC, Corporate
Trust Services, 140 Broadway, New York, NY 10005-1180.

The Company is prohibited from paying dividends by the terms of its Loan and Security Agreement (as hereinafter defined), except for non-cash dividends pursuant to the Rights
Agreement. The Company did not pay any cash dividends in the fiscal years ended June 30, 1999 and 1998.

The calculation of the number of shares of Common Stock held by non-affiliates shown on the cover page of this Form 10-K Annual Report was made on the assumption that there were no affiliates other than the executive officers and directors of the Company, the Pension Benefit Guaranty Corporation (the "PBGC") and Peter Parts Electronics, Inc.

Item 6.  Selected Financial Data

The following table summarizes certain historical financial information derived from the Consolidated Financial Statements of the Company. This information should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Results of Operations and Financial Condition, all of which are contained in this form 10-K annual report.




SELECTED FIVE-YEAR FINANCIAL DATA

                                     For the year ended June 30,
(Dollars in thousands
 except per share amounts)    1999     1998      1997       1996    1995

Net sales                $ 43,707   $58,924   $77,313   $112,548  $196,309
Gross margin                1,193    13,542    17,910      9,193    15,350
Loss from
 continuing operations(1)$(15,886)  $(7,778)  $  (795)  $(11,122) $(62,245)
Income from discontinued
 Operations, primarily
 gain on disposal
 (net of income taxes)          -         -         -          -     9,798
Loss before
 extraordinary gain       (15,886)   (7,778)     (795)   (11,122)  (52,447)
Extraordinary gain(2)           -     1,174     8,122          -         -
Net income (loss)        $(15,886)  $(6,604)  $ 7,327   $(11,122) $(52,447)
Earnings (loss) per common
 Share:
Loss from
 continuing operations   $  (5.27)  $ (2.78)  $  (.32)  $  (4.50) $ (25.19)
Income from discontinued
 Operations, primarily
 gain on disposal               -         -         -          -      3.96
Loss before
 extraordinary gain         (5.27)    (2.78)     (.32)     (4.50)   (21.23)
Extraordinary gain              -       .42      3.28          -         -
Net income (loss)
 per common share
  (basic & diluted)      $  (5.27)  $ (2.36)   $  2.96  $ (4.50)  $ (21.23)

Weighted average common
 shares(000's omitted)(3)   3,015     2,793      2,471    2,471      2,471

Working capital          $  9,274   $25,907    $27,045  $54,117   $ 27,116
Total assets               22,235    50,087     60,629   83,872    136,066
Bank loans                      -         -          -        -     17,400
Stockholders' equity        4,386    20,040     26,390    9,128     20,250
Cash dividends declared
  per common share(4)    $      -   $     -    $     -  $     -   $    .10

(1) Includes a $364 gain from sale of facilities and $1,324 restructuring charge in 1999, a $3,902 gain from the sale of manufacturing operations in 1998, a $3,400 pension curtailment gain and a $6,500 postretirement curtailment gain in 1997; $19,500 restructuring income in 1996 and a $14,900 restructuring provision in 1995.

(2) Includes a $1,174 and $8,122 pre-tax and post-tax extraordinary gain for debt forgiveness associated with emergence from the Bankruptcy Proceedings.

(3) For all periods prior to June 30, 1997 the weighted average common and common equivalent shares outstanding are based on the weighted average number of common shares outstanding from the Effective Date until June
30, 1997.

(4) Based on 30,250,000 shares of Old Common Stock, outstanding as of June 30, 1995. Pursuant to the terms of its existing loan and security agreement, the Company is prohibited from paying cash dividends.

Item 7. Management's Discussion and Analysis of Results of
Operations and Financial Condition

Forward Looking Statements

The forward-looking statements in this Management's Discussion and Analysis of Results of Operations and Financial Condition are estimates by the Company's management of future performance and are subject to a variety of risks and uncertainties that could cause actual results to differ from management's current expectations. These risks and uncertainties include, but are not limited to, the ability of the Company to implement its business strategy, the Company's access to financing, competitive conditions within the Company's markets, including the acceptance of new products offered by the Company, the Company's ability to achieve anticipated cost savings and profitability targets and the ability of suppliers to meet scheduled timetables for new product introductions.

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Results of Operations

A number of significant events occurred during the twelve months ended June 30, 1999, as Smith Corona continued its transition from a manufacturing company to a sales and marketing organization. In October 1998, Martin D. Wilson began serving as Senior Vice President and Chief Financial Officer of the Company. In November, the Company appointed John A. Bermingham, an executive experienced in consumer electronics and office product management, to the position of President and Chief Executive Officer. In December 1998, Vincent T. Abbatiello was named Vice President of Sales.

During the second, third, and fourth quarters, the management team continued implementing the restructuring plan announced in late September. Staff streamlining in conjunction with the 60-day notice period began in late November and continued through the fourth quarter, resulting in the elimination of approximately 130 positions. During the second quarter, the Company also executed a lease for a 27,700 square-foot office site located in Cortland, New York and the relocation of headquarters occurred in March of 1999.

During the last six months of the year ended June 30, 1999, the Company continued to refine its business plan which calls for the expansion and diversification of its product lines with a renewed emphasis on building on the market's recognition of the Smith Corona brand in printed document and data transmission products. As a result of this strategy and continued losses from pricing pressures, the Company has discontinued its domestic telephony and facsimile products. The Company believes it can strengthen its global business in typewriter and related supplies and headsets by expanding its sales capabilities and developing appropriate marketing strategies.

In keeping with its history of marketing products related to printed document production, the Company is also negotiating with numerous suppliers to expand product lines and develop new product lines, such as inkjet printer supplies and introducing new models of typewriters and supplies. The Company is intent on introducing products that drive consumable supplies businesses.

Additionally, the Company is developing and expanding its commercial headset product offerings. According to a competitor's estimate the commercial headset industry is $500 million and growing at a rate of 20 percent annually. The Company's business plan calls for expansion of the commercial product offerings.

The Company anticipates introducing twenty-two inkjet replacement cartridges in the first quarter of fiscal 2000 followed by additional headset product offerings and new models of typewriters in the second quarter. Independent industry research reports indicate that in 1998 domestic sales of ink jet cartridges were $6.5 billion and will be $8.7 billion by the year 2002. The Company intends to rely on its existing distribution network to market its products and is expanding to new channels of distribution which includes increasing its emphasis on international markets. The Company's success depends on its ability to successfully source, market and sell its products while continuing to maintain cost controls to keep expenses in line with revenues.

Net sales of $43.7 million for the year ended June 30, 1999 decreased 25.8 percent from net sales for the year ended June 30, 1998 of $58.9 million. Unit sales of typewriters and related accessories and supplies are lower than a year ago, both domestically and internationally, as a result of a slowly declining market. Industry data indicates that the rate of decline in the typewriters and related supplies market is flattening or slowing to single digit levels. Additionally, independent industry research reports indicate that the domestic typewriters and related supplies market alone, is as high as $200 million. The lower volumes are partially offset by newly sourced product net sales of $6.0 million and $3.8 million in the year ended June 30, 1999 and 1998, respectively. Included in newly sourced product net sales are discontinued telephony and facsimile products of $4.1 million and $2.8 million in the years ended June 30, 1999 and 1998, respectively.

Gross margin as a percentage of net sales was 2.7 percent for the year ended June 30, 1999 compared with 23.0 percent for the same period last year. Gross margins in the year ended June 30, 1999 were negatively affected by clearance sales of low-end telephony and facsimile products and charges for inventory related writedowns. Sharp price declines for low-end telephony and facsimile products resulted in inventory writedowns at the end of fiscal year 1998 and during the twelve months of fiscal year 1999. The twelve months ended June 30, 1999 were adversely impacted by a charge of approximately $3.0 million for additional inventory related writedowns. In the third quarter of the year ended June 30, 1999, a substantial portion of the remaining low-end telephony and facsimile products inventory were sold and therefore, gross margins going forward are expected to increase.
Included in gross margin for the year ended June 30, 1998 are $.8 million related to favorable results of remediation activities at the Company's environmental sites and $1.9 million for inventory related writedowns primarily associated with low-end telephony and facsimile products.

The Company's current procurement contract for typewriters and related supplies and accessories provides for retroactive price increases in certain circumstances including shortfalls in actual purchases versus those forecasted. Due to shortfalls from forecasted purchases, the Company has incurred approximately $2.4 million in retroactive price increases for the twelve months ended June 30, 1999. The Company continues discussions with its supplier to eliminate, along with other contractual items, the retroactive price provisions of the contract.

Selling, general and administrative expenses for the year ended June 30, 1999 were $18.8 million or 42.9 percent of net sales as compared to $26.4 million or 44.8 percent in the comparable prior period. The decrease in spending of $7.6 million was primarily associated with sharp declines in spending to support development and advertising of newly sourced products along with reduced expenses resulting from the September 1998 restructuring action.

Effective September 28, 1998, the Company's Board of Directors approved a restructuring program which included: i) the elimination of approximately 130 positions primarily located at the Company's Corporate Headquarters in Cortland, New York,
ii) the sale or lease of the building in Cortland, New York, and iii) relocation of the Corporate Headquarters to more efficient facilities. The restructuring program was completed by June 30, 1999. As a result of these actions, the Company recorded a pre-tax charge, principally for severance payments, of approximately $1.3 million.

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

For the twelve months ended June 30, 1998 the Company recorded an extraordinary gain of $1.2 million for the favorable resolution of bankruptcy claims. During 1999 the Company completed the liquidation of its Singapore subsidiary which resulted in a nonrecurring $2.6 million tax benefit.

Financial Condition

Over the past several years, the Company has experienced losses from operations, which has resulted in consumption of cash and a reduction of stockholders' equity. The Company has taken a number of strategic and tactical steps in an effort to reverse these trends. Included among these is the reconfiguration of its executive management team, a restructuring of the Company to better align its cost structure with its focus on operating as a sales, marketing and distribution company and a market strategy which re-emphasizes its core products and the introduction of new products which are consistent with the Company's historical competencies and brand equity. The Company believes that these actions coupled with its operating plan will reverse the prior trend. The Company's current lender has elected to extend its credit facility through February 26, 2001, which secures for the Company an important element of its plans. Pursuant to the provisions of the Loan and Security Agreement, the Company must maintain an adjusted net worth of at least $2.0 million. Subsequent to June 30, 1999 the Company has maintained an adjusted net worth in excess of $4.0 million. Management believes that it has adequate flexibility and that this covenant should not impose an undue restriction on the operations of the Company. The Company believes that the execution of its plans will be accomplished and, accordingly, that it will have sufficient liquidity to conduct its operations. No assurances can be given, however, that its plans will be successful.

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash and available borrowing capacity. The Company believes that its cash and borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.

On February 28, 1997, the Company entered into a loan and security agreement, which was amended on February 19,1999 and April 1, 1999 ("Loan and Security Agreement"). The Loan and Security Agreement provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible accounts receivable and inventories in the amount not to exceed $25.0 million through the February 28, 2000 expiration date. The lender may at its sole discretion, extend the Loan and Security Agreement to February 26, 2001. On September 1, 1999 the lender exercised its option to extend. Interest is .75 percent over the Prime Rate or 3 percent over the Adjusted Eurodollar rate. Payment of dividends is prohibited by the terms of the Loan and Security Agreement, except for non-cash dividends pursuant to the Rights Agreement. The Loan and Security Agreement is secured by all of the Company's assets. There were no borrowings under the Loan and Security Agreement as of June 30, 1999.

During the twelve months ended June 30, 1999 the Company's operating activities used $11.6 million of cash, primarily as a result of the net loss. Accounts receivable decreased $4.9 million, which corresponds with the sales activity levels.
The net decrease in inventories of $3.0 million was primarily due to the clearing out of low-end telephony and facsimile products. The decrease in prepaid and other assets and other liabilities primarily relates to the settlement of an income tax refund which was applied by the Internal Revenue Service to an outstanding tax note payable. Accrued liabilities and income taxes payable decreased $5.6 million primarily as a result of the tax benefit of $2.6 million associated with finial liquidation of the Company's Singapore subsidiary and a $1.2 million reduction in promotional expenses. Capital expenditures for the twelve months ended June 30, 1999 were $.5 million compared to $3.2 million in the prior year. Capital expenditures are comprised primarily of new product tooling of $.3 million for the year ended June 30, 1999. Capital expenditures for the year ended June 30, 1998 were primarily comprised of $1.3 million for new product tooling and $1.7 million for new information system hardware and SAP R/3 software. The Company had no material commitments for additional capital expenditures at June 30, 1999.

On April 2, 1999, the Company completed the sale of its 422,000 square-foot former manufacturing facility and tool room equipment and operations. Additionally, the buyer agreed to complete operation, maintenance, monitoring, shutdown and post-shutdown activities of the remediation systems at the Cortlandville Site. Although the buyer agreed to complete such remediation activities, the Company remains the primary obligor with the environmental authorities and as such will continue to carry the associated estimated liability for remediation activities on its balance sheet. The net cash proceeds from the sale were approximately $2.0 million and the Company recorded a pre-tax and post-tax gain of approximately $.4 million from the transaction.

The Company's products and major operating systems are year 2000 compliant. The Company is in the process of gathering information concerning the year 2000 compliance status of its suppliers and based on information gathered to date the Company is not aware of any non-compliance issues. In the event that any of the Company's significant suppliers do not successfully and timely achieve year 2000 compliance, the Company's business could be adversely affected. Additionally, any significant disruption of the Company's ability to communicate electronically with its business partners could negatively impact the Company's business.

The Company does not have any market rate financial instruments.

New Financial Accounting Standards Board Releases: Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures About Segments of an Enterprise and Related Information"("SFAS 131"), were issued in June, 1997 and Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998.

SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners". This statement is effective for fiscal years beginning after December 15, 1997. The Company is presently not affected by this new standard.

SFAS 131 established the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statement for periods beginning after December 15, 1997. Information regarding SFAS 131 is presented in the footnotes to the consolidated financial statements.

SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that it will be affected by this new standard.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

Results of Operations

Net sales of $58.9 million for the year ended June 30, 1998 decreased 23.8 percent from net sales for the year ended June 30, 1997 of $77.3 million, primarily due to lower volumes. Unit sales of typewriters, personal word processors and related accessories and supplies are lower than a year ago, both domestically and internationally. The lower volumes are partially offset by telephony and facsimile product net sales of $3.8 million. In June 1997, due to substantial volume reductions, the Company ceased the manufacture of personal word processors; servicing and customer support, however, is continuing.

In the fourth quarter of the Company's 1998 fiscal year competitors began reducing market prices for the low-end telephony and facsimile products. These sharp price declines resulted in the Company reducing its low-end telephony and facsimile product pricing as well as taking charges for inventory writedowns for those products.

Gross margin as a percentage of net sales, was 23.0 percent for the year ended June 30, 1998 compared with 23.2 percent for the comparable period in the prior year. Included in cost of goods sold for the year ended June 30, 1998 are $.8 million related to favorable results of remediation activities of the Company's environmental sites. Additionally, cost of goods sold for the year ended June 30, 1998 includes inventory writedowns of approximately $1.9 million primarily associated with telephony and facsimile products inventories. The gross margin has been favorably impacted as a result of a reduction in sales of personal word processors for which sales in the prior year had a negative impact on margins. Included in cost of goods sold for the year ended June 30, 1997 are writedowns of inventories of $1.9 million.

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

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements in this Form 10-K Annual
Report.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

The Smith Corona Corporation Board of Directors and audit committee approved KPMG LLP as its independent public accountants for the fiscal year ending June 30, 1999. KPMG LLP replaced Deloitte & Touche LLP upon completion of the audit of the Company's consolidated financial statements for the fiscal year ended June 30, 1998.

The audit reports of Deloitte & Touche LLP on the Company's consolidated financial statements for the two fiscal years ended June 30, 1998 and 1997 did not contain an adverse or disclaimer of opinion. The report for the year ended June 30, 1997, did contain an emphasis of a matter paragraph relating to the successful implementation of the Company's reorganization plan upon emergence from bankruptcy.

In connection with the audits of the Company's consolidated financial statements for the fiscal years ended June 30, 1998 and 1997, and the subsequent interim period through September 28, 1998, there were no disagreements with Deloitte & Touche LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.

                          PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from Part I of this Form 10-K Annual Report and the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 22, 1999.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 22, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 22, 1999.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 22, 1999.

                         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements. See Consolidated Financial Statements in this Form 10-K Annual Report.

(a)(2)  Financial Statement Schedules. Financial
        Statement Schedule II is included in this Form 10-K Annual Report immediately following the consolidated financial statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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
 10.4 	Stockholders' Agreement between Smith Corona
       Corporation and HM Holdings, Inc. dated as of June 2,
       1989 (incorporated by reference to Exhibit 10.17 to
       the Company's Registration Statement on file with the
       Commission (Registration No. 33-29101).
 10.5 	Amended and Restated Cross-Indemnification Agreement
       between Smith Corona Corporation and HM Holdings,
       Inc. dated as of July 14, 1989 (incorporated by
       reference to Exhibit 10.18 to the Company's
       Registration Statement on file with the Commission
       (Registration No. 33-29101).
 10.6 	Amended and Restated Tax Sharing and Indemnification
       Agreement between Smith Corona Corporation and HM
       Holdings, Inc. dated as of June 2, 1989 (incorporated
       by reference to Exhibit 10.19 to the Company's
       Registration Statement on file with the Commission
       (Registration No. 33-29101).
 10.7 	Smith Corona Corporation Salaried Employees
       Retirement Plan, as amended and restated as of
       January 1, 1994 (incorporated by reference to Exhibit
       10.32 to the Company's Form 10-K Annual Report for
       the fiscal year ended June 30, 1995, which is on file
       with the Commission).
 10.8 	Lease Agreement between Turnberry Associates and
       Smith Corona Corporation dated May 5, 1993
       (incorporated by reference to Exhibit 10.49 to the
       Company's Form 10-K Annual Report for the fiscal year
       ended June 30, 1993, which is on file with the
       Commission).
 10.9  Stock Purchase Agreement among Smith Corona
       Corporation and W. Michael Driscoll, as Sellers and
       the MATCO Electronics Group, Inc. and U.S. Assemblies
       San Diego, Inc., as Buyers dated of November 24, 1997
       (incorporated by reference to Exhibit 10.1 to the
       Company's Form 8-K Current Report dated November 17,
       1997 which is on the file with the Commission).
10.10 	Asset Purchase Agreement among Smith Corona
       Corporation, as Seller, U.S. Assemblies San Diego,
       Inc, as Buyer, and the MATCO Electronics Group, Inc.,
       as Guarantor dated as of November 14, 1997
       (incorporated by reference to Exhibit 10.2 to the
       Company's  Form 8-K Current Report dated November 17,
       1997 which is on file with the Commission).
10.11 	Contract manufacturing Agreement, The MATCO
       Electronics Group, Inc., and Smith Corona Corporation
       dated November 24, 1997 (incorporated by reference to
       Exhibit 10.3 to the Company's Form 8-K Current Report
       dated November 17, 1997 which is on file with the
       Commission).
10.12 	Loan and Security Agreement by and between Congress
       Financial Corporation, as Lender, and Smith Corona
       Corporation, as Borrower, dated February 28, 1997
       (incorporated by reference to Exhibit 10 to the
       Company's Form 10-Q Quarterly Report for the
       quarterly period ended March 31, 1997, which is on
       file with the Commission).
10.13 	First Amendment to Loan and Security Agreement dated
       July 2, 1997 (incorporated by reference to Exhibit
       10.27 to the Company's Form 10-K Annual Report for
       the fiscal year ended June 30, 1997, which is on file
       with the Commission).
10.14 	Waiver and Amendment to Financing Agreement dated
       February 10, 1999(incorporated by reference to
       exhibit 10.1 to the Company's Form 10-Q Quarterly
       Report for the quarterly period ended March 31, 1999,
       which is on file with the Commission)
10.15  Amendment to Loan and Security Agreement dated April
       1, 1999 incorporated by reference to Exhibit 10.27 to
       the Company's Form 10-K Annual Report for the fiscal
       year ended June 30, 1997, which is on file with the
       Commission).
*10.16 Employment Agreement between Smith Corona Corporation and John A. Bermingham dated as of November 4, 1998.
*10.17 Employment Agreement between Smith Corona Corporation and Martin D. Wilson dated as of October 1, 1998.
*10.18 Employment Agreement between Smith Corona Corporation and Vince A. Abbatiello dated as of November 20,
       1998.
10.19  Smith Corona Corporation Stock Incentive Plan
       (incorporated by reference to exhibit 10.18 to the
       Company's Form 10-K Annual Report for the fiscal year
       ended June 30, 1998, which is on file with the
       Commission)
10.20  Smith Corona Corporation Deferred Compensation Plan
       for Outside Directors.
16     Letter from Deloitte & Touche LLP regarding change in
       Certifying Accountants (incorporated by reference to
       exhibit 16 to the Company's Form 8-K Current Report
       dated September 29, 1998, which is on file with the
       Commission)
*21  	 Schedule of Subsidiaries of the Registrant
*23.1  Consent of KPMG LLP
*23.2  Consent of Deloitte & Touche LLP
*27    Financial Data Schedule
* Filed herewith

Stockholders may, upon payment of a fee therefor, obtain copies of any of the exhibits to this Form 10-K Annual Report by writing to the Secretary, Smith Corona Corporation, 842
Bennie Road, Cortland, New York 13045.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SMITH CORONA CORPORATION

September 16, 1999               By  /s/ Peter N. Parts
Peter N. Parts
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                      Date
/s/ Peter N. Parts
 .......................    Chairman of the Board
 (Peter N. Parts)                                     September 16, 1999

/s/ John A. Bermingham     President and Chief
 .......................    Executive Officer          September 16, 1999
 (John A. Bermingham)

/s/ Martin D. Wilson
 ........................   Senior Vice President and  September 16, 1999
 (Martin D. Wilson)        Chief Financial Officer
  (Principal Financial and
   Accounting Officer)
/s/ Jerome A. Colletti
 ........................   Director                   September 16, 1999
 (Jerome A. Colletti)

/s/ William J. Morgan
 ........................   Director                   September 16, 1999
 (William J. Morgan)

/s/ Michael J. Murray
 ........................   Director                   September 16, 1999
 (Michael J. Murray)

/s/ Dr. Richard N. Rosett
 ........................   Director                   September 16, 1999
 (Dr. Richard N. Rosett)

Index to Consolidated Financial Statements                   Page
and Financial Statement Schedule

Independent Auditors' Reports................................	24

Consolidated Balance Sheets as of June 30, 1999 and 1998.....	26

Consolidated Statements of Operations for the Years
Ended June 30, 1999,
   1998 and 1997..............................................27

Consolidated Statements of Changes in Stockholders'
Equity for the Years
   Ended June 30, 1999, 1998 and 1997.........................	28

Consolidated Statements of Cash flows for the Years
Ended June 30, 1999,
   1998 and 1997..............................................	29

Notes to Consolidated Financial Statements.....................31

Schedule II - Valuation and Qualifying Accounts................46

INDEPENDENT AUDITORS' REPORT
The Board of Directors and Shareholders
Smith Corona Corporation:

We have audited the accompanying consolidated balance sheet of Smith Corona Corporation and subsidiaries as of June 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements we have also audited the related financial statement schedule, as listed in the accompanying index, as of and for the year ended June 30, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.
 Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith Corona Corporation and subsidiaries at June 30, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for the year ended June 30, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP
-------------------------
August 11, 1999, except as to note 7
which is as of September 1, 1999
Syracuse, New York



INDEPENDENT AUDITORS'REPORT


We have audited the accompanying consolidated balance sheet of Smith Corona Corporation and subsidiaries (the "Company") as of June 30, 1998 and the related consolidated statements of operations, statements of changes in stockholders' equity and statements of cash flows for each of the two years in the period ended June 30, 1998. Our audits also included the financial statement schedule for each of the two years ended June 30, 1998 listed in the Index to Consolidated Financial Statements and Financial Statement Schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith Corona Corporation and subsidiaries at June 30, 1998 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for each of the two years ended June 30, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
August 21, 1998
Stamford, Connecticut



                 Smith Corona Corporation and Subsidiaries
                       Consolidated Balance Sheets

                                                  June 30,

(Dollars in thousands)                       1999           1998
Assets
Current assets:
Cash and cash equivalents                 $  5,453       $ 15,293
Accounts receivable (net of allowance
 for doubtful accounts of $253 and
 $638 for 1999 and 1998, respectively)       4,546          9,492
Inventories                                  9,356         15,399
Prepaid expenses and other current
 assets                                        385          3,090
Total current assets                        19,740         43,274
Property, plant and equipment-net            2,335          6,511
Other assets                                   160            302
Total                                     $ 22,235       $ 50,087

Liabilities and stockholders' equity
Current liabilities:
Trade payables                            $  4,748       $  6,025
Accrued liabilities                          4,936          7,356
Income taxes payable                           782          3,986
Total current liabilities                   10,466         17,367
Postretirement benefits                      1,961          3,846
Pension liability                            4,748          4,827
Other long-term liabilities                    674          4,007
Total liabilities                           17,849         30,047
Stockholders' equity:
Common stock- 3,228,953 shares and
 3,141,665 shares issued
 and outstanding, respectively                   3              3
Preferred stock, series A, none
 outstanding                                     -              -
Additional paid-in capital                  55,517         55,512
Deferred compensation                          (99)          (326)
Accumulated deficit                        (51,035)       (35,149)
Total stockholders' equity                   4,386         20,040
Total                                     $ 22,235       $ 50,087

See accompanying notes to consolidated financial statements.

                  Smith Corona Corporation and Subsidiaries
                    Consolidated Statements of Operations


                                             	For the year ended June 30,
 (Dollars in thousands,
  except per share amounts)                 1999          1998        1997
Net sales                               $ 43,707       $ 58,924     $77,313
Cost of goods sold                        42,514         45,382      59,403
Gross margin                               1,193         13,542      17,910
Selling, general and administrative
 expenses                                 18,757         26,371      12,754
Gain on sale of facilities                  (364)        (3,902)          -
Reorganization (income) costs                  -           (280)      5,864
Restructuring expense                      1,324              -           -
Other (income)expense                          -           (150)        150
Interest income                              384          1,063         326
Loss before income
 taxes and extraordinary gain            (18,140)       (7,434)       (532)
Income tax benefit (expense)               2,254          (344)       (263)
Loss before extraordinary gain           (15,886)       (7,778)       (795)
Extraordinary gain                             -         1,174       8,122
Net income (loss)                       $(15,886)     $ (6,604)    $ 7,327

Earnings (loss) per common share
  (basic and diluted):
   Loss before extraordinary gain        $ (5.27)     $  (2.78)    $(  .32)
   Extraordinary gain                          -           .42        3.28
Net income (loss)                        $ (5.27)     $  (2.36)    $  2.96

See accompanying notes to consolidated financial statements.

Smith Corona Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended June 30, 1999, 1998 and 1997


                                Additional Deferred     (Accumu-
                        Common  Paid-In    Compens-     lated
                         Stock  Capital    ation        Deficit)     Total
Balance June 30, 1997   $    3  $55,164    $(232)      $(28,545)   $26,390

Net loss                     -        -        -         (6,604)    (6,604)

Deferred compensation        -      345     (345)             -          -

Amortization of deferred
  compensation               -        -	     251              -        251

Exercise of warrants         -        3        -              -          3

Balance June 30, 1998        3   55,512     (326)       (35,149)    20,040

Net loss                     -        -        -        (15,886)   (15,886)

Deferred compensation        -      273     (273)             -          -

Forfeiture of
  restricted stock           -     (272)     272              -          -

Amortization of deferred
  compensation               -        -      228              -        228

Exercise of warrants         -        4        -              -          4

Balance June 30, 1999   $    3  $55,517    $ (99)      $(51,035)   $ 4,386

See accompanying notes to consolidated financial statements.


                   Smith Corona Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

	                                            	For the year ended June 30,

(Dollars in thousands)                         1999      1998      1997
Cash flows from operating activities:

Net (loss) income                          $(15,886)  $(6,604)   $7,327
Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
  Depreciation and amortization               2,350     2,289     3,534
  Gain on sale of facilities                   (364)   (3,902)        -
  Loss (gain) on disposition of other
   property, plant and equipment               (169)      192      (450)
  Inventory provisions                        3,009     1,056     2,364
  Pension curtailment gain                        -         -    (3,394)
  Extraordinary gain                              -    (1,174)   (8,122)
  Postretirement curtailment gain                 -         -    (6,534)
  Other noncash items                             -         -      (132)
Changes in assets and liabilities:
  Accounts receivable                         4,946     1,654     5,947
  Inventories                                 3,035    (7,980)    1,882
  Prepaid expenses and other
    current assets                            2,735    (1,170)    2,646
  Other assets                                  142        36      (102)
  Trade payables                             (1,277)      974     1,696
  Accrued liabilities and income
    taxes payable                            (5,579)   (3,220)     (158)
  Postretirement benefits and
    pension liability                        (1,964)   (2,008)   (1,270)
  Other long-term liabilities                (2,554)    1,362      (217)
Net cash (used in) provided by
 operating activities                       (11,576)  (18,495)    5,017
Cash flows from investing activities:
Proceeds from sale of facilities              2,088    14,903         -
Proceeds from the sale of other property,
 plant and equipment                            169       100       512
Capital expenditures                           (520)   (3,200)     (999)
Net cash provided by (used in)
 investing activities                         1,737    11,803      (487)

                    Smith Corona Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
                                  Continued

                                            For the year ended June 30,
(Dollars in thousands)                        1999      1998       1997

Cash flows from financing activities:
Payments made to settle
 liabilities subject to
 compromise                                      -         -    (12,474)
Net cash used in financing activities            -         -    (12,474)
Decrease in cash and
 cash equivalents                           (9,839)   (6,692)    (7,944)
Cash and cash equivalents:
 Beginning of year                          15,293    21,985     29,929
 End of year                               $ 5,454   $15,293    $21,985
Cash paid during the year for:
Interest                                   $     -   $     -    $     -
Income taxes                               $   313   $   185    $   610

See accompanying notes to consolidated financial statements.

                Smith Corona Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                June 30, 1999, 1998 and 1997

1. Operations and Significant Accounting Policies

Description of the Business: Smith Corona Corporation (the "Company") has a century-old reputation as a provider of typewriters, supplies and various office products. The Company ceased manufacturing in late 1997 and has since been transitioning to a sales and marketing organization. Today, the Company sources products from suppliers in North America, Pacific Rim, and Europe.

Among the Company's current products are electronic typewriter and related supplies, commercial headsets, and inkjet replacement cartridges. The Company's products are distributed through its extensive global distribution network.

Over the past several years, the Company has experienced losses from operations, which has resulted in consumption of cash and a reduction of stockholders' equity. The Company has taken a number of strategic and tactical steps in an effort to reverse these trends. Included among these is the reconfiguration of its executive management team, a restructuring of the Company to better align its cost structure with its focus on operating as a sales, marketing and distribution company and a market strategy which re-emphasizes its core products and the introduction of new products which are consistent with the Company's historical competencies and brand equity. The Company believes that these actions coupled with its operating plan will reverse the prior trend. The Company's current lender has elected to extend its credit facility through February 26, 2001, which secures for the Company an important element of its plans. Pursuant to the provisions of the Loan and Security Agreement, the Company must maintain an adjusted net worth of at least $2,000. Management believes that it has adequate flexibility and that this covenant should not impose an undue restriction on the operations of the Company. The Company believes that the execution of its plans will be accomplished and, accordingly, that it will have sufficient liquidity to conduct its operations. No assurances can be given, however, that its plans will be successful.

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

Fair Value: The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturities of these instruments.

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

Retirement Plans: During the year ended June 30, 1997, the
Company terminated its defined benefit pension plan for hourly employees and froze the benefits of its defined benefit pension plan for salaried employees (see Note 10).
The Company's policy, domestically, has been to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").
Outside of the United States, costs are accrued and paid in accordance with local requirements.

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

Advertising Costs: Costs incurred in producing media advertising are expensed the first time the advertising takes place. Advertising expense for the years ended June 30, 1999, 1998, and 1997 was $1,564, $6,030, and $1,209,
respectively.

Research and Development: The Company's product development costs are expensed as incurred. Product development expense was $1,883, $4,805 and $1,915 for the years ended June 30, 1999, 1998 and 1997, respectively.

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

Income Taxes: Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities and loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Earnings (Loss) Per Common Share: In the second quarter of the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 " Earnings per Share" ("SFAS 128"). Accordingly, all periods have been restated to present basic and diluted earnings (loss) per common share. Earnings (loss) per common share for the twelve months ended June 30, 1997 are based on the weighted average number of common shares outstanding from February 28, 1997 until June 30, 1997
(see note 2).

Dilutive securities (see Note 8) had no impact on the earnings per share calculations in any of the years presented as their impact was antidilutive.

New Financial Accounting Standards Board Releases: Statement of Financial Accounting Standard No. 130 "Reporting
Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures
About Segments of an Enterprise and Related
Information"("SFAS 131"), were issued in June, 1997 and Statement of Financial Accounting Standards No. 133,
"Accounting for Derivative Instruments and Hedging
Activities" ("SFAS 133"), was issued in June 1998.

SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners".
This statement is effective for fiscal years beginning after December 15, 1997. The Company is presently not affected by this new standard.

SFAS 131 established the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statement for periods beginning after December 15, 1997. Information regarding SFAS 131 is presented in Note 9.

SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that it will be affected by this new standard.

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

     	Under the Confirmation Order, all allowed general unsecured claims were satisfied through the distribution to holders of such claims of (i) the unsecured class cash of approximately $11,330 (less any amounts paid to holders of allowed convenience class claims discussed below), and (ii) 85 percent of the reorganized company's common stock to be issued pursuant to the Plan of Reorganization (determined on a fully diluted basis not including the effect of the exercise of any of the below described warrants). Each holder of an allowed general unsecured claim received one share of the reorganized company's common stock for each ten dollars in allowed claim value. All allowed claims senior to allowed general unsecured claims were satisfied by the payment in full in cash or notes (as provided for by the Bankruptcy
Code) or the assumption of all such claims. Allowed convenience class claims (general unsecured claims of one thousand five hundred dollars or less) received payment in cash in an amount equal to 60 percent of the amount of such claims. In addition, registered holders as of August 15, 1996, of the Company's common stock, par value $.01 per share, which was outstanding prior to the Effective Date (the "Old Common Stock") received warrants to purchase one share of common stock, par value $.001 per share (the "Common Stock"), in the reorganized company for each twenty shares of Old Common Stock. The warrants expired March 1, 1999.

     During the quarter ended March 31, 1997, the Company made a disbursement of $12,474 to the distribution agent for payment of allowed general unsecured claims and claims senior to such claims. On February 28, 1997 the Company recorded a value of approximately $9,900 for 85 percent of the Common Stock. The Company recorded certain reorganization costs relating to its Bankruptcy Proceedings aggregating $5,864 for the year ended June 30, 1997. In connection with the Plan of Reorganization going effective, certain liabilities recorded as subject to compromise were retained by the Company and approximately $30,496 of such liabilities were settled which resulted in a pre-tax and after-tax extraordinary gain of approximately $8,122 for the year ended June 30, 1997. An additional gain of $1,174 (pre-tax and after-tax) was recorded for the year ended June 30, 1998 as a result of favorable resolutions of bankruptcy claims. As of June 30, 1999 and 1998, 2,983,022 shares of common stock were issued to allowed general unsecured claim holders.

3. Inventories

A summary of inventories, by major classification and net of reserves, is as follows:

	                                    June 30,
                                     1999           1998
Raw materials                      $   783        $ 1,187
Finished goods                      11,769         19,223
Reserves                            (3,196)        (5,011)
   Total                           $ 9,356        $15,399

4. Property, Plant and Equipment

	     A summary of property, plant and equipment, by major classification, is as follows:

                                        June 30,
                                     1999           1998
Land                              $      -        $   730
Buildings and improvements             301          1,430
Machinery and other equipment       31,519         39,009
Total                               31,820         41,169
Accumulated depreciatio	           (29,485)       (34,658)
   Total                           $ 2,335        $ 6,511

5. Accrued Liabilities

Accrued liabilities consist of the following:

                                       June 30,
                                       1999         1998
Promotional expenses                  $  966      $ 2,198
Payroll and related expenses           1,702        1,981
Other                                  2,268        3,177

     Total                            $4,936      $ 7,356

6. Leases

The Company leases certain facilities, equipment and vehicles for various periods through 2003 under non-cancelable operating leases. Rental expense under these operating leases was $986, $1,493, and $3,461 for the years ended June 30, 1999, 1998 and 1997, respectively.

     The future minimum rental commitments for the operating leases are as follows:

Year Ending
June 30,                               Amount

2000                                  $  665
2001                                     501
2002                                       8
2003                                       8
Total                                 $1,166

     The Company subleases a portion of its San Diego distribution facility. Rental income under this sublease was $81 and $38 for the years ended June 30, 1999 and 1998, respectively and will be approximately $81 each year until sublease expiration in May 2001.

7. Bank Loans

On February 28, 1997, the Company entered into a loan and security agreement, which was amended on February 19, 1999 and April 1, 1999(the "Loan and Security Agreement"). The Loan and Security Agreement provides for extensions of revolving credit loans, term loans and letters of credit, limited to a percentage of eligible accounts receivable and inventories in the amount not to exceed $25,000 through the February 28, 2000 expiration date. The lender may, at its sole discretion, extend the Loan and Security Agreement to February 26, 2001. On September 1, 1999 the lender exercised its option to extend. Interest is .75 percent over the Prime Rate or 3 percent over the Adjusted Eurodollar Rate. Payment of dividends is prohibited by the terms of the Loan and Security Agreement, except for non-cash dividends pursuant to the Rights Agreement (as described in Note 8). Pursuant to the provisions of the Loan and Security Agreement the Company must maintain an adjusted net worth of at least $2,000. Management believes that it has adequate flexibility and that this covenant should not impose an undue restriction on the operations of the Company. The Loan and Security Agreement is secured by all of the Company's assets.

There were no borrowings under the Company's credit facilities during the years ended June 30, 1999, 1998, and 1997.

8. Stockholders' Equity

Common Stock

The Company has authorized 100,000,000 shares of Common
Stock, par value $.001 per share.

Preferred Stock

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

The Rights will separate from the Common Stock and will be exercisable in the event of certain attempts to acquire the Company. Upon the occurrence of such a triggering event, each holder of a Right will generally be entitled to receive Common Stock having a value equal to two times the exercise price of the Right or, in certain circumstances, common stock of the acquiring company.

The Rights may be redeemed by the Company at a price of $.001 per Right under certain conditions.

Warrants

Also on the Effective Date, the Company issued warrants to stockholders of record as of August 15, 1996 of the Old Common Stock. The warrants expired on March 1, 1999. Warrants in the amount of 325 and 350 were exercised in the twelve months ended June 30, 1999 and 1998, respectively.

Common Stock Awards and Options

The Company has two arrangements under which employees may be awarded stock or stock options. The restricted stock plan may award up to 175,471 shares of Common Stock, to certain of the Company's senior officers in the form of restricted shares. The employee stock incentive plan may award up to 350,944 shares of Common Stock in the form of either restricted shares or stock options. Restricted stock becomes available to the recipient under a vesting schedule established by the Compensation Committee of the Board of Directors.

Restricted shares and stock option activity for each of the past three fiscal years is as follows:

                                          Shares of
                                       Restricted Stock      Options to
                                    Senior                   Purchase
                                    Officers    Employees    Shares
Outstanding, June 30, 1997            93,894            -          -
Awards                                41,388       23,000    144,625
Outstanding, June 30, 1998           135,282       23,000    144,625
Awards                                40,189      132,358          -
Forfeitures                          (70,188)      (7,800)   (38,459)
Vesting of Restricted Shares         (65,094)     (15,200)         -
Outstanding, June 30, 1999            40,189      132,358    106,166

Rights to 8,774 shares, 150,000 shares, 5,000 shares and 8,773 shares vest on October 1, 1999, November 4, 1999, December 14, 1999, and October 1, 2000, respectively or upon a change in control. The market value of these shares at the date of award is reflected as deferred compensation in Stockholders' Equity and is being amortized over the vesting period. During the twelve months ended June 30, 1999 and 1998 $228 and $251, respectively of compensation expense was recorded.

All outstanding options were granted on January 15, 1998 at an exercise price of $6.125, the fair market value of the Common Stock at that date. At June 30, 1999, 42,466 stock options are exercisable and the remaining stock option grants become exercisable at a rate of twenty percent on January 15, 2000, 2001 and 2002, respectively. The options expire seven years after the date of grant. The weighted average fair value of options granted in the twelve months ended June 30, 1998 was $555 and was estimated by using the Black Scholes pricing model. The assumptions used in determining the weighted average fair value of options included (i) expected life of four years, (ii) risk-free interest rate of 5.5 percent, (iii) volatility factor of .813 and (iv) dividend yield of zero percent. Had compensation cost for the stock option grants been determined based on their estimated fair market value at the date of grant and charged to expense over the vesting period, the Company's net loss for the twelve months ended June 30, 1999 and 1998 would have increased by $138 and $64, respectively or $.03 and $.02, respectively per basic and diluted share.

9. Geographic Area Information

The Company operates predominantly in one industry segment which includes marketing and distribution of typewriters and related supplies and accessories as well as offerings in the telephony and facsimile categories. The
Company distributes its products through a variety of distribution channels, domestically and internationally.
Information
regarding the Company's sales in different geographic locations is shown below:

                                	For the year ended June 30,
                                1999          1998        1997
Net sales to customers:
   United States            $ 40,017      $ 53,306     $67,918
   Outside the United States   3,690         5,618       9,395
      Total                 $ 43,707      $ 58,924     $77,313

Long-lived assets:
   United States            $  2,478      $  6,738     $12,482
   Outside the United States      17            75         189
      Total                 $  2,495      $  6,813     $12,671

Sales to one of the Company's largest customers, Wal-
Mart Stores, Inc., amounted to 27.0 percent, 29.7 percent and
19.8 percent of consolidated net sales during 1999, 1998 and 1997, respectively. The above customer was the only customer responsible for more than 10 percent of net sales in the periods noted.

10. Pension Plans and Postretirement Benefits

    	 On September 1, 1996, the Company discontinued future benefit accruals under its salaried defined benefit pension plan (the "Salaried Plan") and as of October 6, 1996 terminated the hourly defined benefit pension plan (the
"Hourly Plan") and subsequently distributed its assets.

     The net periodic pension cost (income) for the years ended June 30, 1999,1998,and 1997 is comprised of the following components:

                                1999        1998      1997
Service cost                 $   286     $   393     $  512
Interest cost                  2,943       2,929      4,185
Return on plan assets:
 Actual                       (3,817)     (4,657)    (8,845)
 Unrecognized gain               509       1,385      4,162
Settlement gain                    -           -     (8,598)
Net curtailment gain               -           -     (3,394)
Pension cost (income)        $   (79)     $   50   $(11,978)

     The net curtailment gain for 1997 was a result of the freezing of benefit accruals. The settlement gain in 1997 was a result of termination of the Hourly Plan and is included as a component of the extraordinary gain recorded in 1997.


     The assumptions used in the development of these amounts were:

                                 1999       1998       1997
Discount rate                   6.75%       6.75%     7.50%
Rates of increase in
   compensation levels          4.50%       4.50%     4.50%
Rate of return on
   plan assets                  9.00%       9.00%     9.25%

     The following table sets forth the funded status of the Salaried Plan and amounts recognized in the Company's consolidated balance sheets:

                                                June 30,
                                           1999          1998
Projected benefit obligation            $45,263       $45,623
Fair value of assets
 (principally publicly traded
  securities)                           $42,362       $42,841
Funded status                           $ 2,901       $ 2,782
Unrecognized gains                        1,847         2,045
Net accrued pension liability           $ 4,748       $ 4,827

  Summary information on the Company's Salaried Plan in the years ended June 30, 1999 and 1998 and Salaried Plan and
Hourly Plan in the year ended June 30, 1997 is as follows:

                                                 	Year ended June 30,
                                          1999           1998        1997

Change in Projected Benefit Obligation:
  Benefit obligation at the
   beginning of the year               $45,623        $41,221     $78,822
  Service cost                             286            393         512
  Interest cost                          2,943          2,929       4,185
  Assumption change                          -          5,588      (4,077)
  Curtailment and Settlement                 -              -     (33,419)
  Actuarial (gains) loss                   707           (395)      1,361
  Benefits paid                         (4,296)        (4,113)     (6,163)
  Benefit obligation at the end
   of the year                         $45,263        $45,623     $41,221

                                                 	Year ended June 30,
                                          1999            1998        1997
Change in Plan Assets:
  Fair value of plan assets at
   the beginning of the year           $42,841         $42,297     $68,766
  Actual return on plan assets           3,817           4,657       8,845
  Employer contributions                     -               -         904
  Benefits paid                         (4,296)         (4,113)     (6,163)
  Settlement                                 -               -     (30,055)
  Fair value of plan assets at
   the end of the year                 $42,362         $42,841     $42,297

     The Company also has defined contribution savings plans covering its domestic and certain of its foreign employees, under which the Company matches a portion of the contributions made by participating employees. The Company's costs for matching contributions under savings plans totaled $161, $241 and $254 for the years ended June 30, 1999, 1998 and 1997, respectively.

     The Company also provides health care and life insurance benefits for certain retired employees. Substantially all of the Company's domestic employees, and certain employees in foreign countries, may become eligible for such benefits if they reach a specified retirement age while working for the Company.

     Effective January 1, 1998 retired employees were required to absorb incremental increases in the total cost of health care premiums. By January 1, 2000, retired employees will absorb 100 percent of the health care premium. Furthermore, the Company decided to terminate life insurance benefits for retired employees effective January 1, 2000. These changes resulted in a net curtailment gain of $6,534 which was recorded in selling, general and administrative expenses during the fourth quarter of the year ended June 30, 1997.

     Summary information on the Company's postretirement benefit plans, which are unfunded, is as follows:

                                               	Year ended June 30,

                                         1999          1998        1997
Change in Benefit Obligation:
  Benefit obligation at the
   beginning of the year               $  519        $1,248      $9,573
  Service cost                              -             -          83
  Interest cost                            23            68         687
  Participants' contributions             570           489         609
  Curtailment gain                          -             -      (6,534)
  Actuarial gains                           -          (223)     (1,896)
  Benefits paid                          (814)       (1,063)     (1,274)
  Benefit obligation at the end
   of the year                         $  298        $  519      $1,248

                                         	      June 30,
                                         1999          1998
Financial status of plans:
 Accumulated postretirement
  benefit obligation (APBO):
   Retirees                            $  298          $519
 Unrecognized gains                     1,663         3,327
 Accrued postretirement
  benefit cost                         $1,961        $3,846

     The components of net periodic postretirement benefit income are as follows:

                                         	Year ended June 30,

                                         1999          1998      1997
Service cost                           $    -        $    -    $   84
Interest cost                              23            68       687
Amortization of gains                  (1,663)       (1,552)     (164)
Net curtailment gain                        -             -    (6,534)
Net periodic postretirement benefit
 income                               $(1,640)      $(1,484)  $(5,927)

     The net curtailment gain was primarily the result of the change in postretirement benefits in the year ended June 30, 1997.

     The discount rate used in determining the APBO was 6.75 percent in 1999 and 1998. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0 percent and 9.5 percent in 1999 and 1998, respectively, declining to an ultimate rate of 5.5 percent to the year 2005 and beyond.

     The impact of changing the health care cost trend rate assumptions by 1.0 percent is not material to the plans.

11. Income Taxes

     The components of loss from continuing operations before income taxes are as follows:

                                          	Year ended June 30,
                                         1999      1998      1997
United States                       $(15,955)  $(4,922)   $3,124
Foreign                               (2,185)   (2,512)   (3,656)
   Total                            $(18,140)  $(7,434)   $ (532)

     The components of income tax expense (benefit) consist of:

                                          	Year ended June 30,
                                      1999       1998      1997

United States:
   Current                         $     -     $    -     $   -
   Deferred                              -          -         -
Foreign                             (2,465)       158       104
State                                  211        186       159
   Total                           $(2,254)    $  344     $ 263

     The provisions for income taxes differ from the amounts computed by applying the federal income tax statutory rate. The following is a summary of the reasons for these differences:

                                           Year Ended June 30,
                                         1999     1998      1997
Loss from continuing
  operations before income taxes     $(18,140) $(7,434)   $ (532)
Statutory tax rate                         34%      34%       34%
Tax computed at statutory rate         (6,167)  (2,527)     (181)
Increase (reduction):
State income taxes,
   net of federal benefit                (475)     (40)    2,980
Adjustment of foreign tax liability      (236)   1,059     1,661
Change in valuation allowance           4,140    2,235    (6,956)
Other adjustments                        (484)    (383)   (2,759)
Total                                $ (2,254)  $  344    $  263

     The other adjustments of $2,759 for the year ended June
30, 1997 resulted primarily from permanent capitalization of certain professional services related to the Bankruptcy
Proceedings for income tax purposes.

The components of deferred taxes were as follows:

                                           June 30,
                                       1999       1998
Deferred tax assets:
  Accounts receivable               $   554    $   664
  Inventory                           1,400      2,076
  Prepaid and other current assets    2,090      2,038
  Post-retirement benefits
   other than pensions                1,580      1,470
  Pension                             1,815      1,845
  Other liabilities                   1,012      3,902
  Property, plant and equipment       1,543      1,936
  Net operating loss carryforwards   35,189     27,253
  Capital loss carryforwards          7,493      7,494
  Miscellaneous                       2,305      2,163
  Valuation allowances              (54,981)   (50,841)
  Net deferred tax assets           	$     -    $     -

 	     All U.S. income tax returns through June 30, 1996 have been examined by the Internal Revenue Service. Additionally, the New York State tax authority completed its examination of all returns through June 30, 1995. The New York State income tax return for the years ended June 30, 1997 and 1998 are currently under examination by the State of New York.
Management does not expect a material adjustment to result from this examination.

For U.S. federal income tax purposes the Company has a net operating loss carryforward of approximately $51,246 of which $15,058 will expire on June 30, 2012, $14,760 on June 30, 2013, and $21,428 on June 30, 2019. At June 30, 1999, the
Company had state net operating loss carryforwards of approximately $56,317 which expire at various dates through June 30, 2014. In addition, the Company has net operating losses attributable to its foreign subsidiaries of approximately $34,754 of which approximately $29,583 may be carried forward indefinitely and the remaining amount will expire in five to seven years.

12. Commitments and Other Matters

	Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site" and, together, the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater contamination at the Cortlandville Site and soil contamination at the Groton Site. The remediation program at the Cortlandville Site consists of round-the-clock pumping and filtering. In April 1999 the Company sold its Cortlandville facility and as part of the sale agreement, the buyer agreed to continue and complete the Company's responsibilities including the operation, maintenance, monitoring, shutdown and post-shutdown activities of the remediation system at the Cortlandville Site. Although the buyer agreed to complete such remediation activities, the Company remains the primary obligor with the environmental authorities and as such will continue to carry the associated estimated liability for remediation activities on its balance sheet. The remediation program at the Groton Site consists of periodic soil and water sampling. A decommissioning plan for the Groton Site was approved and decommissioning activities have been completed. To the Company's knowledge, the only future costs that will be associated with remediation of the Cortlandville and Groton Sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. At June 30, 1999 and June 30, 1998, the Company had recorded liabilities of approximately $838 and $1,889, respectively, related to environmental matters. The Company believes that it has set aside adequate reserves for the payment of expenses for the ongoing remediation programs at the Groton and Cortlandville Sites.

     The Company is also engaged in various other legal actions that have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operation.

13. Restructuring Costs

     Effective September 28, 1998, the Company's Board of Directors approved a restructuring program which included: i.) the elimination of approximately 130 positions primarily located at the Company's Corporate Headquarters in Cortland, New York, ii.) the sale or lease of the building in Cortland, New York, iii.) relocation of the Corporate Headquarters to more efficient facilities. The Company completed the restructuring program by June 30, 1999. As a result of these actions, the Company recorded a pre-tax charge, principally for severance payments, of $1,324.

14. Quarterly Financial Data (Unaudited)

Fiscal Year Ended             First     Second     Third     Fourth
June 30, 1999                 Quarter(1)Quarter    Quarter   Quarter(2)
Net sales                     $11,114   $12,768    $11,893   $ 7,932
Gross margin                    1,065      (780)      (326)    1,234
Net income (loss)(3)          $(5,671)  $(6,252)   $(4,584)  $   621

Earnings (loss)per
 common share - basic         $ (1.90)  $ (2.10)   $ (1.51)  $   .20

Weighted average common
 shares basic(000's omitted)    2,983     2,983      3,028     3,062

Earnings (loss)per
 common share - diluted      $ (1.90)  $ (2.10)   $ (1.51)   $   .15

Weighted average common
 shares diluted(000's omitted) 2,983     2,983      3,028      3,325

Fiscal Year Ended             First     Second     Third     Fourth
June 30, 1998                 Quarter   Quarter(4) Quarter   Quarter(4)
Net sales                     $14,792   $17,005    $15,096   $12,031
Gross margin                    3,251     4,786      4,496     1,009
Income (loss) before
 extraordinary gain            (1,459)    1,725     (2,907)   (5,137)
Extraordinary gain (5)              -       460          -       714
Net income (loss)             $(1,459)  $ 2,185    $(2,907)  $(4,423)

Earnings (loss)per
 common share - basic:
  Income (loss) before
   extraordinary gain         $  (.55)  $   .63    $ (1.02)  $ (1.75)
  Extraordinary gain                -       .17          -       .24
  Net income (loss)           $  (.55)  $   .80    $ (1.02)  $ (1.51)

Weighted average common
 shares basic (000's omitted)   2,677     2,708      2,845     2,935

Earnings (loss)per
 common share - diluted:
  Income (loss) before
   extraordinary gain         $  (.55)  $   .62    $ (1.02)  $ (1.75)
  Extraordinary gain                -       .16          -       .24
  Net income (loss)           $  (.55)  $   .78    $ (1.02)  $ (1.51)

Weighted average common
 shares diluted (000's omitted) 2,677     2,793	      2,845     2,935

(1)  Includes restructuring expenses of $1,324.
(2)  Includes gain on sale of facilities of $364.
(3) Includes tax benefit of $2,600 from final tax liquidation of the Company's Singapore subsidiary.
(4) Includes gain on sale of facilities for $3,700 and $202 in the second and fourth quarters, respectively.
(5) Extraordinary gain resulted from the Company's Plan of Reorganization (see footnote 2)

15. Subsequent Event (unaudited)

    On July 21, 1999 the Company announced that they signed a seven-year licensing agreement with Office Depot, Inc. for various office products which will be sold under the Smith Corona brand name at Office Depot stores throughout the world. The licensed products for Office Depot will be offered independently of other products already marketed by the Company such as its typewriters, headsets, and related accessories and supplies. Some of the Smith Corona licensed products will begin to appear in Office Depot stores as early as this fall. Office Depot will procure all products and the Company expects significant marketing exposure and advertising support for such products given Office Depot's large distribution capabilities. The Company will be paid a royalty on sales made under the licensed agreement.


                 Financial Statement Schedule II

               SMITH CORONA CORPORATION AND SUBSIDIARIES
                    VALUATION AND QUALIFYING ACCOUNTS
              For the years ended June 30, 1999, 1998 and 1997
                              (In thousands)

                                                                 Balance at
                              Beginning  Costs and  Reductions-      End of
                              of Period   Expenses    Writeoffs      Period
Year ended June 30, 1999:
 Allowance for doubtful
   trade receivables            $   638    $   272    $    657     $   253
 Allowance for inventory
   obsolescence and shrinkage   $ 5,011    $ 3,009    $  4,824     $ 3,196

Year ended June 30, 1998:
 Allowance for doubtful
   trade receivables            $   931    $    51    $    344     $   638
 Allowance for inventory
   obsolescence and shrinkage   $ 5,415    $ 1,056    $  1,460     $ 5,011

Year ended June 30, 1997:
 Allowance for doubtful
   trade receivables            $ 1,576    $   394    $  1,039     $   931
 Allowance for inventory
   obsolescence and shrinkage   $ 7,552    $ 2,364    $  4,501     $ 5,415

EXHIBIT INDEX
EXHIBIT #

10.16 Employment Agreement between Smith Corona Corporation and John A. Bermingham dated as of November 4, 1998.
10.17 Employment Agreement between Smith Corona Corporation and Martin D. Wilson dated as of October 1, 1998.
10.18 Employment Agreement between Smith Corona Corporation and Vince A. Abbatiello dated as of November 20, 1998.
10.20    Smith Corona Corporation Deferred Compensation Plan
         for Outside Directors
21       Schedule of Subsidiaries of the Registrant
23.1   		Consent of KPMG LLP
23.2		   Consent of Deloitte & Touche LLP
27       Financial Data Schedule (Edgar Filing Only)