Form 10-Q
period 1999-09-30
SMITH CORONA CORP
filed 1999-11-03
CIK 851292

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                    FORM 10-Q

	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

		For the Quarterly Period Ended September 30, 1999

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
Yes   X  		No ______

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X  		No ______

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
          Class                                      October 27, 1999
Common Stock, par value $.001                        3,065,180
per share

                 SMITH CORONA CORPORATION AND SUBSIDIARIES

                                   INDEX


                                                                 Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -
          September 30, 1999 and June 30, 1999                     1

          Consolidated Statements of Operations - For the
          three months ended September 30, 1999 and 1998           2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the three months ended
          September 30, 1999                                       3

          Consolidated Statements of Cash Flows - For the
          three months ended September 30, 1999 and 1998           4

          Notes to Consolidated Financial Statements             5-6


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                     7-9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                        9

Item 6.   Exhibits and Reports on Form 8-K                         9


Signatures                                                        10

Exhibit Index                                                     11



                     SMITH CORONA CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   ($ in thousands)


                                            September 30,   June 30,
                                               1999            1999
ASSETS                                      (unaudited)     (audited)
  Current assets:
    Cash and cash equivalents                $ 3,195         $5,453
    Accounts receivable (net of allowance
      for doubtful accounts of $201 and
      $253, respectively)                      5,259          4,546
    Inventories                                8,091          9,356
    Prepaid expenses and other current
      assets                                     472            385
    Total current assets                      17,017         19,740

  Property, plant and equipment, net           2,071          2,335
  Other assets                                   160            160

    TOTAL                                    $19,248        $22,235

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                           $ 3,531        $ 4,748
    Accrued liabilities                        4,301          4,936
    Income taxes payable                         848            782
    Total current liabilities                  8,680         10,466

  Pension liability                            4,704          4,748
  Postretirement benefits                      1,053          1,961
  Other long-term liabilities                    674            674
    Total liabilities                         15,111         17,849
  Stockholders' equity:
    Common stock 3,228,953 shares issued
       and outstanding                             3              3
    Preferred stock, series A,
       none outstanding                            -              -
    Additional paid-in capital                55,517         55,517
    Deferred compensation                        (33)           (99)
    Accumulated deficit                      (51,350)       (51,035)
    Total stockholders' equity                 4,137          4,386

    TOTAL                                    $19,248        $22,235

See accompanying notes to consolidated financial statements.


                      SMITH CORONA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share amounts)



                              Three months ended
                                 September 30
                               1999       1998
                                 (unaudited)

Net sales                     $ 8,281    11,588
Cost of goods sold              5,905    10,049
  Gross margin                  2,376     1,539
Selling, general and
  administrative expenses       2,652     5,997
Restructuring expense               -     1,183
Operating loss                   (276)   (5,641)
Interest income                     6         7
Loss before income taxes         (270)   (5,634)
Income taxes                       45        37
Net loss                      $  (315)  $(5,671)

Net loss per common
  share-basic and diluted     $  (.10)  $ (1.90)

Weighted average common
  shares outstanding -
  basic and diluted
  (in thousands)                3,056     2,983

See accompanying notes to consolidated financial statements

				SMITH CORONA CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     For the three months ended September 30, 1999
                                     ($ in thousands)
                                       (unaudited)
                                  Additional
                          Common  Paid-In    Deferred     Accumulated
                           Stock  Capital    Compensation Deficit     Total

Balance June 30, 1999      $  3   $55,517      $ (99)    $(51,035)  $  4,386

Net loss                      -         -          -         (315)      (315)

Amortization of deferred
  compensation                -         -         66            -         66
Balance
  September 30, 1999       $  3   $55,517      $ (33)    $(51,350)   $ 4,137

See accompanying notes to consolidated financial statements.

                           SMITH CORONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ($ in thousands)

                                                   Three months ended
                                                     September 30
                                                     1999      1998
                                                       (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $   (315)  $(5,671)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization                    427       682
      Changes in assets and liabilities:
          Accounts receivable                         (713)      191
          Inventories                                1,265    (2,578)
          Prepaid expenses and
            other current assets                       (87)     (546)
          Other assets                                   -        81
          Trade payables                            (1,217)     (756)
          Accrued liabilities and income taxes
           payable                                    (569)      505
          Postretirement benefits and pension
           liability                                  (952)     (483)
          Other long-term liabilities                    -      (225)
  Net cash used in
    operating activities                            (2,161)   (8,800)
  CASH FLOWS FROM INVESTING ACTIVITIES -
    Capital expenditures                               (97)     (236)
  Decrease in
    cash and cash equivalents                       (2,258)   (9,036)
  Cash and cash equivalents:
    Beginning of period                              5,453    15,293
    End of period                                 $  3,195   $ 6,257

       See accompanying notes to consolidated financial statements.

SMITH CORONA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
($ and shares in thousands, except per share amounts)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements, although not necessarily indicative of results of operations for the entire fiscal year, include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results for the periods covered. They have been prepared by Smith Corona Corporation (the Company) without audit in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended June 30, 1999 as contained in the Company's Annual Report on Form 10-K.

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

During the three-months ended September 30, 1999, the Company revised the classification of certain customer promotion and advertising expenses.
These expenses, previously classified as reductions of net sales, have been included in selling, general & administrative expenses (SG&A). Based on its assessments of industry practice and the marketing-related nature of these items, the company believes that the revised presentation is preferable.
The September 30, 1998 statement of operations has been similarly reclassified to conform with the 1999 presentation. The effect of the 1998 reclassification was to increase SG&A and net sales by $474 as compared to amounts previously reported.

NOTE 2 - CONTINGENCIES

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site") and together, (the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater and soil contamination at the Cortlandville Site and soil contamination at the Groton Site. The remediation program at the Cortlandville Site consists of round-the-clock pumping and filtering. In April 1999 the Company sold its Cortlandville facility and as part of the sale agreement, the buyer agreed to continue and complete the Company's responsibilities including the operation, maintenance, monitoring, shutdown and post-shutdown activities of the remediation system at the Cortlandville Site. Although the buyer agreed to complete such remediation activities, the Company remains the primary obligor with the environmental authorities and as such will continue to carry the associated estimated liability for remediation activities on its balance sheet. The remediation program at the Groton Site consists of periodic soil and water sampling. A decommissioning plan for the Groton Site was approved and decommissioning activities have been completed. To the Company's knowledge, the only future costs that will be associated with remediation of the Cortlandville and Groton Sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. At September 30, 1999 and June 30, 1999, the Company had recorded a liability of approximately $838 related to environmental matters. The Company believes that it has set aside adequate reserves for the payment of expenses for ongoing remediation programs at the Groton and Cortlandville Sites.

The Company is also a defendant or plaintiff in various other legal actions that have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 3 - INVENTORIES

A summary of inventories, by major classification and net of reserves is as follows:

                                       September 30,   June 30,
                                        1999             1999
Raw materials                         $   622          $   783
Finished goods                          8,914           11,769
Reserves                               (1,445)          (3,196)
	Total                          $ 8,091          $ 9,356

Approximately $1,700 of the decrease in finished goods and reserves is related to the Company's decision to scrap obsolete inventories.

NOTE 4 - EARNINGS (LOSS) PER SHARE

Dilutive securities had no impact on the earnings per share calculations in any of the periods presented as their impact was antidilutive. There was no change in the amount of potentially dilutive securities from June 30, 1999.

On October 5, 1999 certain executive officers and employees were granted stock options totaling 51,909 shares. The exercise price is $1.1565 and the options vest in equal amounts over a three-year period.

NOTE 5 - RESTRUCTURING

Effective September 28, 1998, the Company's Board of Directors approved a restructuring program, which included: i.) the elimination of approximately 130 positions primarily located at the Company's Corporate Headquarters in Cortland, New York, ii.) the sale or lease of the building in Cortland, New York, iii.) relocation of the corporate Headquarters to more efficient facilities. The Company completed the restructuring program by June 30, 1999. As a result of these actions, the Company recorded a pre-tax charge, principally for severance payments, of $1,183 in the first quarter ended September 30, 1998 and an additional $141 in the second quarter ended December 31, 1998.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

The forward-looking comments in this Management's Discussion and Analysis of Results of Operations and Financial Condition are estimates by the Company's management of future performance and are subject to a variety of risks and uncertainties that could cause actual results to differ from management's current expectations. These risks and uncertainties include, but are not limited to, the ability of the Company to implement its business strategy, the Company's access to financing, competitive conditions within the Company's markets, including the acceptance of new products offered by the Company, the Company's ability to achieve anticipated cost savings and profitability targets and the ability of the Company's suppliers to meet scheduled timetables for new product introductions.

                          Results of Operations

The Company continued its plans to expand and diversify its product offerings with a renewed emphasis on building on the market's recognition of the Smith Corona brand in printed document and data transmission products. Late in the first quarter of the fiscal year ending June 30, 2000, the Company introduced its Inkjet SolutionsTM, which represents inkjet cartridges compatible with most major brand printers. The Company expects to introduce an expanded line of commercial headsets in its second fiscal quarter. The Company continues to negotiate with numerous suppliers to expand product offerings and develop new products such as inkjet printer supplies, commercial products, and introducing new models of typewriters and supplies. The Company is intent on introducing products that drive consumable supplies businesses.

On July 21, 1999, the Company announced that it signed a seven-year licensing agreement with Office Depot, Inc. for various office products, which will be sold under the Smith Corona brand name at Office Depot stores throughout the world. The licensed product for Office Depot will be offered independently of other products already marketed by the Company such as its typewriters, commercial headsets, and related accessories and supplies.
Some of the Smith Corona licensed products may appear in Office Depot stores as early as the third quarter. Office Depot will procure all products and the Company expects significant marketing exposure and advertising support for such products given Office Depot's large distribution capabilities. The Company will be paid a royalty on sales made under the license agreement.

Net sales of $8.3 million for the quarter ended September 30, 1999 decreased 28 percent from last year's first quarter net sales of $11.6 million. The prior period net sales include $1.8 million related to products, primarily facsimile and telephony, that were discontinued during fiscal year 1999. Unit sales of typewriters are lower than a year ago, as a result of a declining market, although industry data indicates that the rate of decline in the typewriters and related supplies market has been slowing. The company is focused on building market share through expanded distribution channels and various customer marketing programs.

Gross margin, as a percentage of net sales, was 29 percent for the first quarter ended September 30, 1999, as compared to 13 percent for the comparable period last year. The margin improvements are primarily due to a proportionate increase in sales of higher margin typewriter supplies. Additionally, prior year sales of discontinued facsimile and telephony products were at little or no margin.

Selling, general and administrative expenses for the three months ended September 30, 1999 declined 56 percent to $2.7 million (32 percent of net sales) compared to $6.0 million (52 percent of net sales) last year. The decrease in spending from the prior year was primarily associated with the September 1998 restructuring action and the Company's ongoing efforts to reduce costs.

Effective September 28, 1998, the Company's Board of Directors approved a restructuring program, which included: i.) the elimination of approximately 130 positions primarily located at the Company's Corporate Headquarters in Cortland, New York, ii.) the sale or lease of the building in Cortland, New York, iii.) relocation of the corporate Headquarters to more efficient facilities. The restructuring program was completed by June 30, 1999. As a result of these actions, the Company recorded a pre-tax charge, principally for severance payments, of $1.2 million in the first quarter ended September 30, 1998 and an additional $.1 million in the second quarter ended December 31, 1998.

The Company believes its products and major operating systems are year 2000 compliant. The Company continues to gather information concerning the year 2000 compliance status of its suppliers and based on information gathered to date the Company is not aware of any non-compliance issues. In the event that any of the Company's significant suppliers do not successfully and timely achieve year 2000 compliance, the Company's business could be adversely affected. Any significant disruption of the Company's ability to communicate electronically with its business partners could negatively impact the Company's business.

Financial Condition

Over the past several years, the Company has experienced losses from operations, which have resulted in consumption of cash and a reduction of stockholders' equity. The Company has taken a number of strategic and tactical steps in an effort to reverse these trends. Included among these is the reconfiguration of its executive management team, a restructuring of the Company to better align its cost structure with its focus on operating as a sales, marketing and distribution company and a market strategy which re-emphasizes Smith Corona's core products and the introduction of new products which are consistent with the Company's historical competencies and brand equity. The Company believes that these actions coupled with its operating plan will reverse the prior trend. The Company's current lender has elected to extend its credit facility through February 26, 2001, which provides the Company an important element of its business plan. Pursuant to the provisions of the Loan and Security Agreement, the Company must maintain an adjusted net worth of at least $2.0 million. The Company has maintained an adjusted net worth in excess of $4.0 million. Management believes that it has adequate flexibility and that this covenant should not impose an undue restriction on the operations of the Company. The Company believes that the execution of its plans will be accomplished and, accordingly, that it will have sufficient liquidity to conduct its operations. No assurances can be given, however, that its plans will be successful.

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash balances and available borrowing capacity. The Company believes that its cash and borrowing capabilities will be sufficient to meet its operating cash and capital expenditure requirements in the foreseeable future.

During the three months ended September 30, 1999, the Company's operating activities used $2.2 million of cash versus the prior year use of $8.8 million. This year's first quarter use of cash is primarily related to reduction of liabilities, whereas, the prior year use of cash is primarily related to the net loss. Earnings before interest, taxes, depreciation and amortization was $.2 million for the first quarter ended September 30, 1999 versus a loss of $5.0 million in the prior year. The Company had no material commitments for additional capital expenditures at September 30, 1999.

PART II - Other Information

Item 1.	Legal Proceedings.

Information required by this item is incorporated by reference from "Note 2
- Contingencies" in the Notes to the Consolidated Financial Statements appearing in this Form 10-Q Quarterly Report.



Item 6.	Exhibits and Reports on Form 8-K

  (a)  Exhibits

10.1 Exclusive license agreement between Smith Corona Corporation and Office Depot, Inc. dated July 16, 1999.
27    Financial Data Schedule

  (b)  Reports on Form 8-K
None



                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









SMITH CORONA CORPORATION




November 3, 1999

                                By: /s/ Martin D. Wilson
                                     Martin D. Wilson
                                     Senior Vice President &
                                     Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1  	Exclusive license agreement between Smith Corona
       Corporation and Office Depot, Inc. dated July 16, 1999.
       (A)

27	Financial Data Schedule





(A) [*****] Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment pursuant to Rule 24b-2.