Form 10-Q
period 1999-12-31
SMITH CORONA CORP
filed 2000-02-14
CIK 851292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-Q

	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

		For the Quarterly Period Ended December 31, 1999

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
Yes   X  		No ______

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
          Class                                     February 3, 2000
Common Stock, par value $.001                        3,220,180
per share

SMITH CORONA CORPORATION AND SUBSIDIARIES

INDEX



Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -
          December 31, 1999 and June 30, 1999                    1

          Consolidated Statements of Operations - For the
          three and six months ended December 31, 1999 and 1998  2

          Consolidated Statement of Changes in Stockholders'
          Equity - For the six months ended
          December 31, 1999                                      3

          Consolidated Statements of Cash Flows - For the
          three and six months ended December 31, 1999 and 1998  4

          Notes to Consolidated Financial Statements            5-7


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                    8-10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      10

Item 4.	Submission of Matters to a Vote of Security Holders      10

Item 6.   Exhibits and Reports on Form 8-K                       11


Signatures                                                       12

Exhibit Index                                                    13



SMITH CORONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)


                                            December 31,    June 30,
                                               1999            1999
ASSETS                                      (unaudited)    (audited)
  Current assets:
    Cash and cash equivalents                $   444         $5,453
    Accounts receivable (net of allowance
      for doubtful accounts of $284 and
      $253, respectively)                      5,524          4,546
    Inventories                                6,759          9,356
    Prepaid expenses and other current
      assets                                     547            385
    Total current assets                      13,274         19,740

  Property, plant and equipment, net           1,724          2,335
  Other assets                                   160            160

    TOTAL                                    $15,158        $22,235

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                           $ 2,844        $ 4,748
    Accrued liabilities                        5,579          4,936
    Income taxes payable                         842            782
    Total current liabilities                  9,265         10,466

  Pension liability                            4,660          4,748
  Postretirement benefits                          -          1,961
  Other long-term liabilities                    673            674
    Total liabilities                         14,598         17,849
  Stockholders' equity:
    Common stock 3,228,953 shares issued
       and outstanding                             3              3
    Preferred stock, series A,
       none outstanding                            -              -
    Additional paid-in capital                55,517         55,517
    Deferred compensation                         (9)           (99)
    Accumulated deficit                      (54,951)       (51,035)
    Total stockholders' equity                   560          4,386

    TOTAL                                    $15,158        $22,235

See accompanying notes to consolidated financial statements.


SMITH CORONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
(unaudited)


                          Three months ended       Six months ended
                             December 31,            December 31,
                           1999       1998          1999       1998

Net sales                 $ 7,611   $13,343       $15,892  $ 24,931
Cost of goods sold          7,952    13,548        13,857    23,597
  Gross margin               (341)     (205)        2,035     1,334
Selling, general and
  administrative expenses   3,197     5,844         5,849    11,841
Restructuring expense           -       141             -     1,324
Operating loss             (3,538)   (6,190)       (3,814)  (11,831)
Interest expense(income)       18         4            12        (3)
Loss before income taxes   (3,556)   (6,194)       (3,826)  (11,828)
Income taxes                   45        58            90        95
Net loss                  $(3,601)  $(6,252)      $(3,916) $(11,923)

Net loss per common
  share-basic and diluted $ (1.14)  $ (2.10)      $ (1.27)  $ (4.00)

Weighted average common
  shares outstanding -
  basic and diluted
  (in thousands)            3,160     2,983         3,083     2,983

See accompanying notes to consolidated financial statements

				SMITH CORONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the six months ended December 31, 1999
($ in thousands)
(unaudited)

                                  Additional
                      Common  Paid-In    Deferred     Accumulated
                       Stock  Capital    Compensation Deficit    Total

Balance June 30, 1999  $  3   $55,517      $ (99)    $(51,035)  $ 4,386

Net loss                  -         -          -       (3,916)   (3,916)

Amortization of deferred
  compensation            -         -         90            -        90
Balance
  December 31, 1999    $  3   $55,517      $  (9)    $(54,951)  $   560

See accompanying notes to consolidated financial statements.

SMITH CORONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
                                                   Six months ended
                                                     December 31
                                                     1999      1998
                                                       (unaudited)

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $ (3,916) $(11,923)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization                    806     1,402
      Gain on disposition of
        property, plant and equipment                    -       (62)
      Inventory provisions                           1,652     1,897
      Changes in assets and liabilities:
          Accounts receivable                         (978)     (968)
          Inventories                                  944      (355)
          Prepaid expenses and
            other current assets                      (162)     (192)
          Other assets                                   -       116
          Trade payables                            (1,904)   (1,981)
          Accrued liabilities and income taxes
           payable                                     703     1,442
          Postretirement benefits and pension
           liability                                (2,049)     (922)
          Other long-term liabilities                    -      (438)
  Net cash used in
    operating activities                            (4,904)  (11,984)
  CASH FLOWS FROM INVESTING ACTIVITIES -
  Proceeds from the sale of property,
    plant and equipment                                  -        62
  Capital expenditures                                (105)     (276)
  Net cash used in
    investing activities                              (105)     (214)
  Decrease in
    cash and cash equivalents                       (5,009)  (12,198)
  Cash and cash equivalents:
    Beginning of period                              5,453    15,293
    End of period                                 $    444   $ 3,095


See accompanying notes to consolidated financial statements.

SMITH CORONA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
($ and shares in thousands, except per share amounts)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements, although not necessarily indicative of results of operations to be expected for the entire fiscal year, include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results for the periods covered. They have been prepared by Smith Corona Corporation (the Company) without audit in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended June 30, 1999 as contained in the Company's Annual Report on Form 10-K.

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

During the three and six months ended December 31, 1999, the Company revised the classification of certain customer promotion and advertising expenses. These expenses, previously classified as reductions of net sales, have been included in selling, general & administrative expenses (SG&A). Based on its assessments of industry practice and the marketing-related nature of these items, the Company believes that the revised presentation is preferable. The December 31, 1998 statements of operations have been similarly reclassified to conform with the 1999 presentation. The effect of the 1998 reclassification was to increase SG&A and net sales by $575 and $1,049 for the three and six-month periods, respectively as compared to amounts previously reported.

NOTE 2 - CONTINGENCIES

Certain aspects of the Company's past handling and/or disposal of hazardous substances have been the subject of investigation by federal and state regulatory authorities, or have been the subject of lawsuits filed by such authorities or by private parties. The Company was the owner and operator of manufacturing facilities in Groton, New York (the "Groton Site") and Cortlandville, New York (the "Cortlandville Site") and together, (the "Owner/Operator Sites"). The Company's liability, if any, at the Owner/Operator Sites stems from groundwater and soil contamination at the Cortlandville Site and soil contamination at the Groton Site. The remediation program at the Cortlandville Site consists of round-the-clock pumping and filtering. In April 1999 the Company sold its Cortlandville facility and as part of the sale agreement, the buyer agreed to continue and complete the Company's responsibilities including the operation, maintenance, monitoring, shutdown and post-shutdown activities of the remediation system at the Cortlandville Site. Although the buyer agreed to complete such remediation activities, the Company remains the primary obligor with the environmental authorities and as such will continue to carry the associated estimated liability for remediation activities on its balance sheet. The remediation program at the Groton Site consists of periodic soil and water sampling. A decommissioning plan for the Groton Site was approved and decommissioning activities have been completed. To the Company's knowledge, the only future costs that will be associated with remediation of the Cortlandville and Groton Sites are for operation, maintenance, monitoring, shutdown, and post-shutdown of the systems. At December 31, 1999 and June 30, 1999, the Company had recorded a liability of approximately $836 and $838, respectively, related to environmental matters. The Company believes that it has set aside adequate reserves for the payment of expenses for ongoing remediation programs at the Groton and Cortlandville Sites.

The Company is also a defendant or plaintiff in various other legal actions that have arisen in the ordinary course of its business. It is the opinion of management that the ultimate resolution of these matters and the environmental matters discussed above will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 3 - INVENTORIES

A summary of inventories, by major classification and net of reserves is as follows:

                                     December 31,      June 30,
                                        1999             1999

Raw materials                         $   197          $   783
Finished goods                          9,077           11,769
Reserves                               (2,515)          (3,196)
    	Total                            $ 6,759          $ 9,356


NOTE 4 - EARNINGS (LOSS) PER SHARE

Dilutive securities had no impact on the earnings per share calculations in any of the periods presented, as their impact was antidilutive.

During the quarter ended December 31, 1999 certain executive officers and employees were granted stock options totaling 43,377 shares. The exercise price of the options, which equaled the fair value of a share of common stock at the grant date is $1.1565 and the options vest in equal amounts over a three-year period. Additionally, during the six months ended December 31, 1999 stock options for 2,776 shares issued on January 15, 1998 at an exercise price of $6.125 lapsed.

NOTE 5 - LOAN AND SECURITY AGREEMENT

As of December 31, 1999, the Company was in default of the adjusted net worth covenant provision of its loan and security agreement (the "Loan and Security Agreement"). There were no borrowings outstanding under this facility at December 31,1999. However, the lender has permitted the Company to borrowing under the Loan and Security Agreement subsequent to December 31, 1999. The Company is in discussions with its lender and believes it will be successful at obtaining a waiver as well as appropriate amendments to the agreement, although no assurance can be given that the negotiations will be successful. The amendment being negotiated would provide for, among other things, a less restrictive borrowing formula and also provides for needed additional borrowings, which exceed present borrowing capacity.

During the second quarter ended December 31, 1999, the Company generated a loss from operations as a result of delays in new product deliveries, slower than anticipated customer orders for new products, and charges for certain discontinued typewriter models. In December 1999, the Company engaged management and financial consultants to evaluate its business plan and related financing options. The Company recently retained the Corporate Finance Group of Deloitte & Touche LLP as an advisor in the consideration of strategic alternatives to enhance stockholder value. Deloitte and Touche,LLP will work with the Company in a consultative capacity as the Company considers a variety of options from private placement of equity or debt to a potential sale of part or all of the business. The Company also indicated that John A. Bermingham, president and chief executive officer, would coordinate the re-capitalization program with Deloitte & Touche. To oversee day-to-day operations, the board of directors appointed Robert
W. Boden as chief operating officer. In addition to the amendment of the Loan and Security Agreement, the Company plans to work with its major vendors to adjust short-term cash flow and is in the process of formulating a plan to reduce selling, general, and administrative expenses to be in line with revenue expectations. There can be no assurance that the Company will be successful in these short-term or long-term liquidity initiatives. If the Company is unsuccessful in one or more of these initiatives, its ability to finance operations will be impaired.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES

Effective September 28, 1998, the Company's Board of Directors approved a restructuring program, which included: i.) the elimination of approximately 130 positions primarily located at the Company's Corporate Headquarters in Cortland, New York, ii.) the sale or lease of the building in Cortland, New York, iii.) relocation of the corporate Headquarters to more efficient facilities. The Company completed the restructuring program by June 30, 1999. As a result of these actions, the Company recorded a pre-tax charge, principally for severance payments, of $1,183 in the first quarter ended December 31, 1998 and an additional $141 in the second quarter ended December 31, 1998.

Included in cost of goods sold for the three months ended December 31, 1999 is a charge of approximately $2,200 related to inventory provisions for discontinued typewriter models. The prior year cost of goods sold included inventory-related provisions of approximately
$1,900 and was negatively impacted by the sale of discontinued telephony and facsimile products at little or no margin.

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

Results of Operations

Results for the second quarter ended December 31, 1999 were disappointing despite continued efforts to diversify the Company's product lines by introducing Smith Corona-branded printed document and data transmission products. Results from such new products were affected by delays in product deliveries and slower than anticipated customer orders, as well as charges related to discontinued typewriter models which were replaced by two new models in the second quarter. Management anticipates that the impact of these product delays will diminish by the fourth quarter.

In addition to its core typewriter and related accessories and supplies business, the Company currently markets its Inkjet SolutionsTM cartridge line and its TelEsprit commercial headset line, which were introduced late in the first quarter and second quarter of the fiscal year ended June 30, 2000, respectively. Inkjet cartridge products are currently available through Internet resellers, catalog suppliers, and commercial distributors, while mass merchandisers and office superstores are expected to begin carrying the products in the spring. TelEsprit headsets are currently shipping to commercial distributors.

In recent developments, the first Smith Corona products under the licensing agreement with Office Depot, Inc. are now on the market. These products consist of four pocket handheld and display calculators, which can be purchased through the retailer's Web site. In early January, Smith Corona launched its new Web site, which was expanded in February to accommodate e-commerce sales. The Company continues to negotiate with numerous suppliers to expand its product offerings, particularly those that drive consumable supplies businesses.

Net sales of $7.6 million for the quarter ended December 31, 1999 decreased 43 percent from last year's second quarter net sales of $13.3 million. For the six months ended December 31,1999, net sales were $15.9 million, a 36 percent decrease from last year's comparable period of $24.9 million. the prior periods net sales include $1.7 million for the three months and $3.2 million for the six months related to products, primarily facsimile and telephony, that were discontinued during fiscal year 1999. Unit sales of typewriters and related supplies are lower than a year ago, as a result of a declining market.

Gross margin, as a percentage of net sales, was (4) percent for the second quarter ended December 31, 1999 and (2) percent in the prior comparable period. For the six months ended December 31, 1999, gross margin as a percentage of net sales was 13 percent as compared to 5 percent last year. Included in this year's cost of goods sold is a second quarter charge of approximately $2.2 million related to provisions for discontinued typewriter models with the introduction of two new models. The prior year cost of goods sold includes inventory related provisions of $1.9 million. Additionally, prior year sales of discontinued facsimile and telephony products were at little or no margin.

Selling, general and administrative expenses for the three and six months ended December 31, 1999 were $3.2 million and $5.8 million as compared to $5.8 million and $11.8 million last year. The decrease in spending from the prior year was primarily associated with the September 1998 restructuring action and the Company's ongoing efforts to reduce costs. As Of December 31, 1999, amortization of gains associated with the post-retirement benefit plan was completed. The impact of these gains for the three and six months ended December 31, 1999 was $.9 million and $1.7 million, respectively versus the prior periods of $.4 million and $.8 million, respectively.

Effective September 28, 1998, the Company's Board of Directors approved a restructuring program, which included: i.) the elimination of approximately 130 positions primarily located at the Company's Corporate Headquarters in Cortland, New York, ii.) the sale or lease of the building in Cortland, New York, iii.) relocation of the corporate Headquarters to more efficient facilities. The restructuring program was completed by June 30, 1999. As a result of these actions, the Company recorded a pre-tax charge, principally for severance payments, of $1.2 million in the first quarter ended December 31, 1998 and an additional $.1 million in the second quarter ended December 31, 1998.

Financial Condition

The Company's primary source of liquidity and capital resources, on both a short- and long-term basis, are cash balances and available borrowing capacity.

As of December 31, 1999, the Company was in default of the adjusted net worth covenant provision of its loan and security agreement (the "Loan and Security Agreement"). The Company is in discussions with its lender and believes it will be successful at obtaining a waiver as well as appropriate amendments to the Loan and Security Agreement, although no assurance can be given that the negotiations will be successful. The amendment being negotiated would provide for, among other things, a less restrictive borrowing formula and also would provide for needed additional borrowings, which exceed present borrowing capacity. The lender has permitted the Company to borrow under the Loan and Security Agreement subsequent to December 31, 1999.

During the second quarter ended December 31, 1999, the Company generated a loss from operations as a result of delays in new product deliveries, slower than anticipated customer orders for new products, and charges for certain discontinued typewriter models. In December 1999, the Company engaged management and financial consultants to evaluate its business plan and related financing options. The Company recently retained the Corporate Finance Group of Deloitte & Touche LLP as an advisor in the consideration of strategic alternatives to enhance stockholder value. Deloitte and Touche,LLP will work with the Company in a consultative capacity as the Company considers a variety of options from private placement of equity or debt to a potential sale of part or all of the business. The Company also indicated that John A. Bermingham, president and chief executive officer, would coordinate the re-capitalization program with Deloitte & Touche. To oversee day-to-day operations, the board of directors appointed Robert
W. Boden as chief operating officer. In addition to the amendment of the Loan and Security Agreement, the Company plans to work with its major vendors to adjust short-term cash flow and is in the process of formulating a plan to reduce selling, general, and administrative expenses to be in line with revenue expectations. There can be no assurance that the Company will be successful in these short-term or long-term liquidity initiatives. If the Company is unsuccessful in one or more of these initiatives, its ability to finance operations will be impaired.

During the six months ended December 31, 1999, the Company's operating activities used $4.9 million of cash versus the prior year use of $12.0 million. The use of cash in both periods is primarily related to the net losses. The Company had no material commitments for additional capital expenditures at December 31, 1999.


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

At the Annual Meeting of Stockholders of the Company held on November 23, 1998, the following individuals were elected directors of the
Company:

                                   Total Votes        Total Votes
          Directors                    For              Against

          Jerome A. Colletti        2,498,540             1,059
          Peter N. Parts            2,498,188             1,411


At the same meeting, the appointment of KPMG LLP as independent certified public accountants for the Company for the fiscal year ending June 30, 1999 was ratified by a vote of 2,499,545 for, 2,389 against, and 3,465 abstaining.


Item 6.	Exhibits and Reports on Form 8-K

  (a)  Exhibits

27    Financial Data Schedule

  (b)  Reports on Form 8-K

On February 2, 2000, Form 8-K current report disclosed under
Item 5 that the Company's performance for the second quarter ending December 31, 1999 would not follow positive trends of the previous two quarters. The Company anticipated a loss for the quarter and the loss may impair its ability to finance operations.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









SMITH CORONA CORPORATION




February 14, 2000

                                By: /s/ Martin D. Wilson
                                     Martin D. Wilson
                                     Senior Vice President &
                                     Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

27	Financial Data Schedule








11


13
	12